Form 10QSB
period 1995-09-30
SOUTHLAND NATIONAL INSURANCE CORP
filed 1995-11-09
CIK 71546

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995
                              -------------------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

 For the Quarter Ended September 30, 1995  Commission file number 2-40019.
                      --------------------                        -------


                  SOUTHLAND NATIONAL INSURANCE CORPORATION
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        Alabama                                             63-0572745
--------------------------------                -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                  Number)


 1812 University Blvd., Tuscaloosa, AL                      35401
----------------------------------------        -------------------------------
(Address of principal executive offices)                 (Zip Code)


(Issuer's telephone number, including area code)       (205) 345-7410
                                                 ------------------------------


                                     None
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock $6 par value - 250,453
                     -----------------------------------

                        PART I   FINANCIAL INFORMATION

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                     ASSETS
                                     ------

                                                                          September 30,            December 31,
                                                                              1995                    1994
                                                                          -------------           -------------
                                                                                      (Unaudited)
Investments:
    Fixed maturities: (Note B)
         Held to maturity at amortized cost                                $  7,784,542            $  4,481,733
         (fair value: 1995-$8,046,440 1994-$4,332,753)
         Available for sale at fair value (amortized
         cost: 1995-$11,729,889 1994-$11,704,691)                            11,868,989              10,905,261
    Equity securities:
         Available for sale at fair value
         (cost: 1995-$3,371,770 1994-$3,992,223)                              3,758,335               3,792,104
    Mortgage loans on real estate                                               376,013                 479,539
    Policy loans                                                                226,680                 217,588
    Student loans                                                               257,462                 320,448
    Short-term investments                                                    1,357,591                 435,153
                                                                           ------------            ------------

         Total Investments                                                   25,629,612              20,631,826

Cash                                                                            684,065               1,115,876

Accrued Investment Income                                                       342,534
                                                                                                        309,464

Accounts Receivable:
    Income tax receivable                                                           ---                 101,358
    Uncollected premium                                                          20,541                  15,716
    Receivable from reinsurers                                                    8,469                  15,137
    Other receivables and agents' balances (net of
    $50,000 allowed for uncollectible accounts)                                 117,305                 129,856
    -------                                                                ------------            ------------

         Total Accounts Receivable                                              146,315                 262,067

Deferred Policy Acquisition Costs                                             2,593,519               2,618,627

Total Property & Equipment, at cost                                           2,001,685               1,976,455
Less: Accumulated Depreciation                                                1,389,406               1,333,025
                                                                           ------------            ------------

         Net Property & Equipment                                               612,279                 643,430

Deferred Income Taxes                                                               ---                 228,548
                                                                           ------------            ------------

         TOTAL ASSETS                                                      $ 30,008,324            $ 25,809,838
                                                                           ============            ============

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                          September 30,            December 31,
                                                                               1995                   1994
                                                                          -------------            ------------
                                                                                      (Unaudited)
Liabilities:
    Policy liabilities and accruals:
         Future policy benefits:
         Life insurance                                                    $ 21,232,114            $ 19,240,889
         Accident and health                                                      3,177                   3,177
    Accrued claims payable                                                      256,243                 204,665
    Unearned Premiums                                                           482,307                 459,047
                                                                           ------------            ------------

         Total Policy Liabilities and Accruals                               21,973,841              19,907,778

    Other Policyholders' funds                                                  105,552                 105,802
    Deferred Income Taxes                                                         3,823
    Other liabilities                                                           257,518                 275,799
                                                                           ------------            ------------

         Total Liabilities                                                   22,340,734              20,289,379
                                                                           ------------            ------------


Stockholders' Equity:
    Common Stock, $6 par value, 1,250,000 shares
         authorized, 250,453 shares issued and
         outstanding in 1995 and 1994                                         1,502,718               1,502,718
    Capital in excess of par value                                              269,331                 269,331
    Unrealized investment gains (losses)                                        381,491                (829,626)
Retained earnings:
    Appropriated - asset valuation reserve                                      570,000                 474,981
    Unappropriated                                                            4,944,050               4,103,055
                                                                           ------------            ------------

         Stockholders' Equity                                                 7,667,590               5,520,459
                                                                           ------------            ------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 30,008,324            $ 25,809,838
                                                                           ============            ============

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 1995
                     and the Year Ended December 31, 1994


                                           Common Stock       Capital   Net Unrealized         Retained Earnings
                                           ------------      Excess of    Investments          -----------------
                                       Shares       Amount   Par Value   Gains/(Losses)   Appropriated  Unappropriated     Total
                                       ------       ------   ---------   --------------   ------------  --------------     -----
Balance, January 1,1994               250,453   $1,001,812    $770,237       $  207,188       $569,711    $3,336,180     $5,885,128

Change in Par Value                                500,906    (500,906)
Cash Dividends
($.16 per share)                                                                                             (40,072)       (40,072)

Increase (Decrease) in
unrealized investments
gains or (losses)                                                            (1,212,044)                                 (1,212,044)

Cumulative effect of change
in Accounting Principle
(Note B)                                                                        175,230                                     175,230

Increase (Decrease) in
securities valuation
reserve                                                                                        (94,730)       94,730

Net Income for the year                                                                                      712,217        712,217
                                      ---------------------------------------------------------------------------------------------

Balance, December 31,1994             250,453   $1,502,718    $269,331       $ (829,626)      $474,981    $4,103,055     $5,520,459

Increase (Decrease) in
unrealized investments
gains or (losses)                                                             1,211,117                                   1,211,117

Increase (Decrease) in
securities valuation
reserve                                                                                         95,019       (95,019)

Cash Dividends
($.09 per share)                                                                                             (22,541)       (22,541)

Net Income for the nine
months ended September 30,1995                                                                               958,555        958,555
                                      ---------------------------------------------------------------------------------------------

Balance, September 30,1995            250,453   $1,502,718    $269,331       $  381,491       $570,000    $4,944,050     $7,667,590
                                      =============================================================================================

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                       CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended
                                                                               September 30,       September 30,
                                                                                    1995                 1994
                                                                               -------------        ------------
                                                                                         (Unaudited)
Revenues:
    Premiums and policy fees                                                    $ 3,516,874        $ 2,438,465
    Net investment income                                                         1,210,886            921,749
    Other income:
         Realized gains (losses) on investments                                      51,993           (119,449)
         Claims administration fees                                               1,859,067          1,804,012
         Commissions                                                                 24,493             19,296
                                                                                -----------        -----------

         Total Revenues                                                           6,663,313          5,064,073

Benefits, Losses and Expenses:
    Benefits, claims, losses and settlement expenses:
         Death and other benefits                                                 1,114,334            951,204
         Increase in future policy benefits                                       1,882,990          1,277,874
                                                                                -----------        -----------

                                                                                  2,997,324          2,229,078
Underwriting, acquisition and insurance expenses:
    Amortization of deferred policy acquisition costs                               278,883            190,188
    Commissions                                                                     491,108            376,457
    Other Operating expenses                                                      1,744,229          1,584,150
                                                                                -----------        -----------

                                                                                  2,514,220          2,150,795
                                                                                -----------        -----------

Income before Income Tax Expense                                                  1,151,769            684,200

Income Tax Expense:
    Currently payable                                                               208,902            141,781
    Deferred taxes                                                                  (15,688)               ---
                                                                                -----------        -----------

                                                                                    193,214            141,781
                                                                                -----------        -----------

         NET INCOME                                                             $   958,555        $   542,419
                                                                                ===========        ===========

Earnings Per Share:

         NET INCOME                                                             $      3.83        $      2.17
                                                                                ===========        ===========

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months ended
                                                                              September 30,      September 30,
                                                                                  1995               1994
                                                                              -------------      -------------
                                                                                        (Unaudited)
Operating Activities:
    Net income                                                                   $  958,555        $   524,419

    Adjustments to reconcile net income to net cash
         provided by operating activities:
    (Increase) Decrease in accrued investment income                                (34,046)           (25,356)
    (Increase) Decrease in accounts receivable and
         agents balances, and reinsurance recoverable                               115,752            (70,477)
    Increase (Decrease) in future policy benefits                                 1,991,225          1,268,500
    Increase (Decrease) in accrued claims                                            51,578             67,701
    Increase (Decrease) in other policyholders' funds                                30,443             48,505
    Increase (Decrease) in accrued expenses and other
         liabilities                                                                (25,702)          (277,656)
    Policy acquisition costs deferred                                              (253,775)          (247,303)
    Amortization of policy acquisition costs                                        278,883            190,188
    Provision for depreciation                                                       70,183             83,810
    Provision for deferred income tax                                               (15,688)               ---
    Net realized (gains) losses on investments                                       51,993            119,449
    Other                                                                               ---             43,417
                                                                                 ----------        -----------

             Net Cash Provided(Used) by Operation Activities                      3,115,415          1,743,197

Investing Activities:
         Purchases of investments and loans made                                 (8,648,915)       (10,676,690)
         Sales, maturities and repayments of investments
             and loans                                                            6,080,715          8,271,038
         Purchase of property and equipment                                         (34,047)           (43,973)
         (Increase) Decrease in short term investments                             (922,438)           756,270
                                                                                 ----------        -----------

             Net Cash (Used) by Investing Activities                             (3,524,685)        (1,693,355)

Financing Activities:

         Dividends to shareholders                                                  (22,541)           (40,072)

         Payments on capital lease obligation                                           ---            (10,967)
                                                                                 ----------        -----------
         Net Cash Provided (Used) by Financing
             Activities                                                             (22,541)           (51,039)
                                                                                 ----------        -----------

                 Increase (Decrease) in Cash                                       (431,811)            (1,197)


             Cash at beginning of year                                            1,115,876            694,755
                                                                                 ----------        -----------

             Cash at end of period                                               $  684,065        $   693,558
                                                                                 ==========        ===========

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.


NOTE B -- CHANGES IN ACCOUNTING PRINCIPLES AND POLICIES

In 1993 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which is effective for fiscal years beginning after December 15, 1993. The primary impact of this standard is to require companies to classify their securities into categories based upon the company's intent and ability to hold the securities to maturity. As of December 31, 1993, the Company reported all fixed maturity securities at amortized cost and all equity securities at fair value, with unrealized gains and losses on equity securities reported as a separate component of stockholders' equity. Adoption of SFAS No. 115 was implemented during the first quarter of 1994. The schedule attached shows the classification of fixed maturity securities under SFAS No. 115. The adoption of SFAS No. 115 will expose the Company's stockholders' equity to greater volatility due to changes in market interest rates.

Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded or in the case of private placements, fair values are estimated using values obtained from independent pricing services.

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE B -- Continued

                                                                         Gross                Gross
                                                   Amortized          Unrealized           Unrealized                   Fair
                                                     Cost                Gains                Losses                    Value
                                           ---------------------------------------------------------------------------------------
Available-for-sale securities at
September 30, 1995:

  Fixed maturity securities:

        Corporate bonds                        $  4,495,585            $ 120,143             $  24,243                $  4,591,485

        U. S. Government bonds                    2,273,853               25,094                 7,729                   2,291,218

        State and municipal bonds                   430,240                4,284                 5,170                     429,354

        Public utility bonds                      1,549,804               43,103                 7,745                   1,585,162

        Mortgage-backed bonds                     2,980,407               54,263                62,900                   2,971,770
                                               ------------            ---------             ---------                ------------

                 Total                           11,729,889              246,887               107,787                  11,868,989

  Equity securities:

        Preferred stock                           2,685,099               56,066                50,958                   2,690,207

        Common stock                                686,671              443,393                61,936                   1,068,128
                                               ------------            ---------             ---------                ------------

                 Total                         $ 15,101,659            $ 746,346             $ 220,681                $ 15,627,324
                                               ============            =========             =========                ============

Held-to-maturity securities at
September 30, 1995:

  Fixed maturity securities:

        Corporate bonds                        $  5,524,795            $ 181,284             $  23,972                $  5,682,107

        U. S. Government bonds                      183,086                4,421                 2,041                     185,466

        State and municipal bonds                   298,092                5,387                 1,751                     301,728

        Public utility bonds                        927,774               40,068                 1,767                     966,075

        Mortgage-backed bonds                       850,795               64,003                 3,734                     911,064
                                               ------------            ---------             ---------                ------------

                 Total                         $  7,784,542            $ 295,163             $  33,265                $  8,046,440
                                               ============            =========             =========                ============

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE B -- Continued

                                                                         Gross                Gross
                                                   Amortized          Unrealized           Unrealized                   Fair
                                                     Cost                Gains                Losses                    Value
                                           ---------------------------------------------------------------------------------------
Available-for-sale securities at
December 31, 1994:

  Fixed maturity securities:

        Corporate bonds                        $  3,530,765            $    16,254         $   (238,155)              $   3,308,864

        U. S. Government bonds                    3,970,065                    475             (156,488)                  3,814,052

        State and municipal bonds                   430,240                    ---              (43,253)                    386,987

        Public utility bonds                      1,443,336                  2,574             (121,255)                  1,324,655

        Mortgage-backed bonds                     2,330,285                  4,450             (264,032)                  2,070,703
                                               ------------            -----------         ------------               -------------

                 Total                           11,704,691                 23,753             (823,183)                 10,905,261

  Equity securities:

        Preferred stock                           2,823,961                 21,555             (269,138)                  2,576,378

        Common stock                              1,168,262                202,264             (154,800)                  1,215,726
                                               ------------            -----------         ------------               -------------

                 Total                         $ 15,696,914            $   247,572         $ (1,247,121)              $  14,697,365
                                               ============            ===========         ============               =============

Held-to-maturity securities at
December 31, 1994:

  Fixed maturity securities:

        Corporate bonds                        $  2,907,220            $    30,683         $   (152,615)              $   2,785,288

        U. S. Government bonds                       49,541                    959                  ---                      50,500

        State and municipal bonds                   144,857                    ---              (12,722)                    132,135

        Public utility bonds                        719,920                 11,684              (39,441)                    692,163

        Mortgage-backed bonds                       660,195                 32,849              (20,377)                    672,667
                                               ------------            -----------         ------------               -------------

                 Total                         $  4,481,733            $    76,175         $   (225,155)              $   4,332,753
                                               ============            ===========         ============               =============

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.

The first nine months of 1995 produced a record net profit of $958,555 compared to $542,419 for the first nine months of 1994, also compared to the previous nine month record of $824,174 in 1993. This is due to increased revenues.

Every area of revenue increased for the first nine months of 1995 compared to the first nine months of 1994, which resulted in an increase in total revenues of approximately 32%. Premium and policy fee revenues increased approximately 44% because of increased pre-need premiums. Third quarter revenues were slightly higher than the first three months of 1995 and up over 22% from the third quarter of 1994. Second quarter premiums more than doubled over the first three months of 1995 because of a pre-need rollover of trust funds into Southland's life insurance policies. While this transaction also relates to increases in future policy benefits, commissions, and certain expenses, the overall effect was the primary reason for the record results.

Revenues attributable to TPA claim administration services provided by SIMA, the Company's wholly owned subsidiary, increased slightly from $523,864 to $526,048 for the nine months of 1994 and 1995 respectively. Claim administration revenues related to the Company's agreement with the Public Education Health Insurance Board ("PEHIP") increased 4% as a result of an increase in the number of insureds covered under the contract. This contract has been renewed October 1, 1995 for a period of three years. Under the terms of the new contract, future revenues will be lower than in prior periods even though the number of insureds covered under the contract continues to grow. Although this will not effect 1995 results, it could have an effect in future years. Management intends to offset this claim fee reduction by generating additional sales in pre-need markets along with increases in SIMA TPA services.

Total benefits, losses, and expenses increased approximately 26% from $4,379,873 to $5,511,544 for the first nine months of 1994 and 1995 respectively. The largest increase was in future policy benefits which is the increase in policy reserves due to additional business being generated. Death claim benefits increased 17% due to increases in pre-need and higher mortality in the universal life lines of business.

Net investment income increased as cash and invested assets increased from $21,762,998 at September 30, 1994 to $26,174,577 at September 30, 1995 before any adjustment to market value as described in Note B of the Notes to Consolidated Financial Statements of the Company and its subsidiaries, which appear elsewhere herein. Overall, the Company maintains a conservative approach to investing, which has enabled it to provide a quality portfolio without sacrificing overall yield. No provision has been made for investment or loan losses as the Company has not had a history of losses nor does it expect to incur any significant losses in the future. Cash flow from operations is such that the Company does not expect to be forced to sell fixed maturity investments prior to their maturity which could cause an unexpected gain or loss. Cash flow from operations is more than adequate to fund current operating needs.

Management continues to be concerned about the impact of SFAS Number 115, issued by the Financial Accounting Standards Board, on stockholders' equity. When SFAS 115 was implemented by the Company during 1994 the bond market was at one of its lowest levels, which resulted in a reduction to stockholders' equity of $1,212,044 because of the mark to market rule. During the first nine months of 1995, the bond market has shown significant improvement, thus an increase to stockholders' equity of $1,211,117 was the result of the mark to market rule. Management's concern is that the volatility shown in stockholders' equity is unrepresentative of the way the Company is managed and the impact of economic events on overall operations. Certain investment portfolio management practices of the Company are not expected to change to minimize this volatility; however, the Company continues to review and study the impact of certain classifications of investments upon the financial statements as a whole, and possible solutions such as hedging transactions to possibly relieve some of the fluctuation in stockholders' equity.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SOUTHLAND NATIONAL INSURANCE CORPORATION
                                        ----------------------------------------



Date:          11/07/95                           By: /s/ William H. Lanford
     -------------------------------------            --------------------------

                                                      W.H. Lanford
                                                      President




Date:          11/07/95                           By: /s/ Ronald J. Koch
     -------------------------------------            --------------------------

                                                      Ronald J. Koch
                                                      Secretary