Form 10KSB40
period 1995-12-31
SOUTHLAND NATIONAL INSURANCE CORP
filed 1996-03-29
CIK 71546

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[ X ]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934           [Fee Required]
                                                                  --------------

                 For the fiscal year ended December 31, 1995

[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934        [No Fee Required]
                                                               -----------------
For the transition period from                 to
                               ---------------    ------------------

Commission file number         2-40019
                       -----------------------

                    SOUTHLAND NATIONAL INSURANCE CORPORATION
                 (Name of small business issuer in its charter)

                 Alabama                                          63-0572745
     (State of other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

        1812 University Boulevard
          Tuscaloosa, Alabama                                        35401
(Address of principal executive offices)                          (Zip Code)


                  Issuer's telephone number: (205) 345-7410

       Securities registered under Section 12(b) of the Exchange Act:


Title of each class              Name of each exchange on which registered
      None                                          None
      ----                                          ----

         Securities registered under Section 12(g) of the Exchange Act:

                                Common Stock
                        -----------------------------
                              (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X           No
                                -----            -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year:   $9,350,195

         As of March 20, 1996, the Registrant had issued and outstanding 250,453 shares of Common Stock, par value $6.00 per share, and as of March 20, 1996 the aggregate market value of the voting stock held by non-affiliates was approximately $4,132,475.

                                     PART I

Item 1.     Description of Business

         (a) Business Development: History. Southland National Insurance Corporation, an Alabama corporation ("the Company"), was originally incorporated in January 1969 as The New Southland National Insurance Company, a legal reserve life insurance company authorized to sell life, accident and health insurance pursuant to the terms of a Dividend Trust and Stock Procurement Agreement (the "Dividend Trust and Stock Procurement Agreement") between Lecil Gray, as trustee, and the policyholders of Southland National Insurance Company ("Old Southland"), as trustors. The Dividend Trust and Stock Procurement Agreement provided for the assignment of policyholders dividends on Founders Policies issued by Old Southland to a dividend trust and stock procurement fund. The New Southland National Insurance Company entered into a reinsurance agreement with Old Southland, a mutual aid company, covering all of the Founders Policies. Subsequently, the Company offered conversion of the original term Founders Policies to participating whole life insurance policies and, when the Trust was dissolved and policyholders of the original term Founders Policies converted to the permanent Founders (whole life) Policies, the amount of dividends accumulated were exchangeable for an equivalent amount of stock at a specified amount per share.

         In 1988, the Company changed its name from The New Southland National Insurance Company to the current name of Southland National Insurance Corporation. Southern Insurance Management Association, Inc. ("SIMA"), a wholly-owned subsidiary of the Company, operates primarily as a third party administrator and is a licensed insurance agent, acting as a general agent with respect to policies of insurance issued by the Company or as a broker with respect to policies of insurance that the Company is unable to issue. In 1991, the Company formed another wholly-owned subsidiary, Southland National Funeral Group, Incorporated, to service and act as a trustee with respect to the funding of pre-need funeral arrangements in the State of Tennessee. In 1993, the Company acquired Peoples Insurance Company, an Alabama mutual aid association. The Company also provides certain administrative and claim administration services to third parties.

         (b) Business of Issuer. The Company is principally engaged in the life insurance business, offering for sale a variety of life insurance products. Prior to 1983, and from 1985 through 1988, the Company was also engaged in the accident and health insurance business.

         The Company is licensed to transact business as an insurance company in the states of Alabama, Florida, Georgia, Louisiana, Mississippi, and Tennessee, with license applications pending in Arkansas and North Carolina. The Company has marketed its insurance through various general agents since 1974. General agencies have been established by the Company at various locations in the six states in which the Company is licensed to transact business as an insurance company. The Company's arrangements with its agents provide for the payment of commissions to such agents on terms which are customary in the insurance business. The agents through whom the Company offers its products also are free to sell insurance on behalf of other insurance companies.

         Since 1990, practically all of the Company's total premium revenues consisted of life insurance premiums. In 1988, the Company began to market a "pre-need" burial policy through funeral homes. In 1992, the Company began expanding into the "seniors" market by providing whole life insurance policies designed for individuals over the age of 50. In the last quarter of 1994 the Company introduced an increasing benefit whole life policy to be used in these same markets. All of these products emphasize smaller insurance amounts and are designed to meet specific insurance needs of the Company's customers. Due to policyholders' withdrawal and surrender of interest-sensitive products in favor of competing products with higher credited interest rates, along with the Company's new emphasis on smaller insurance policies, the Company has experienced a gradual decline in life insurance in-force since 1987. In 1993, 1994 and 1995 the Company's life insurance in-force, excluding group life, decreased by approximately $6,975,000, $2,308,000 and $4,906,000, respectively, while the number of policies in-force actually increased for the same time periods. Due to various factors, including profitability, reinsurance costs, and lack of potential growth, the Company terminated it's group life insurance contracts effective February 1996.

         The following tabulation reflects certain information respecting the Company's life insurance in-force, prior to adjustment for coinsurance ceded to third party reinsurers, as of December 31 for each of the years indicated:


                                           1995           1994               1993              1992            1991
                                           ----           ----               ----              ----            ----
 Life Insurance In-Force                                                (In Thousands)
 -----------------------                                                --------------
 Whole Life and endowment               $ 233,244      $ 234,579           $ 227,792         $ 225,217      $ 230,027

 Term                                       9,009         12,580              21,675            31,225         36,244
                                        ---------      ---------           ---------         ---------      ---------

 Total Ordinary Life                    $ 242,253      $ 247,159           $ 249,467         $ 256,442      $ 266,271
                                        =========      =========           =========         =========      =========

 Group Life                             $  60,047      $  55,773           $  75,045         $  78,443      $  62,104
                                        =========      =========           =========         =========      =========

         As is customary with insurance companies, from time to time the Company enters into reinsurance agreements with other insurance companies pursuant to which the Company cedes portions of the life insurance that it writes. Under the terms of the Company's coinsurance agreements, the Company retains a maximum risk of $25,000 for each insured life under policies covered by the agreements and cedes all risk in excess of $25,000 to such reinsurers, provided that the minimum amount that can be ceded to such reinsurers is limited to $5,000. In 1993, the Company signed an agreement with Swiss Re America (formerly North American Reinsurance Company) to coinsure its group life insurance policies, in an amount up to $41,667 which essentially keeps the Company's net risk retention at $25,000. The liability of the reinsurers commences simultaneously and continues concurrently with the liability of the Company with respect to all ceded amounts, and the premiums collected. Certain policy benefits (such as cash surrender values), death benefits and dividends, and certain annualized expenses are shared by the Company and the ceding reinsurers in proportion to the amount of insurance retained by each party. In addition, the ceding reinsurers are required to maintain a proportionate reserve with respect to future policy benefits reinsured by such reinsurers. As of December 31, 1995 and 1994, of the Company's total life insurance in-force of approximately $302,300,000 and $302,932,000 respectively, the Company had ceded life insurance in the amount of $135,890,000 and $114,164,000, respectively, to reinsurers.

         Depending on the age of the applicant, the Company generally requires medical examinations or paramedical examinations of applicants for its life insurance in excess of certain prescribed amounts for basic coverage and for applicants over 50 years of age. With respect to the pre-need market where policy amounts are usually under $5,000, medical examinations are usually not required regardless of age.

         The Company maintains an agreement with the Public Education Health Insurance Board ("PEHIP") to provide claim administration services. The agreement between the Company and the PEHIP Board was renewed in 1995 for a period of three years. PEHIP provides hospitalization and other insurance to teachers, educators, and similar persons in the State of Alabama. Claim administration service fee revenues realized by the Company pursuant to the contract for 1995, 1994 and 1993 were $1,730,856, $1,719,571 and $1,685,522, respectively. Revenues increased in 1994 and 1995 because of an additional number of insureds covered under the contract.

         The Company also is engaged in the insurance agency and brokerage business through SIMA, a wholly-owned subsidiary of the Company. SIMA primarily operates as a third party administrator, providing claims administration services for self insured and fully insured health plans. SIMA also acts as a general agent for the Company and as a broker for other insurance companies with respect to policies not issued by the Company. SIMA's claims administration operations generated approximately 94% of SIMA revenues for 1995 and 1994.

         For additional information regarding the amount and percentage of the Company's life insurance, and claim administration businesses (including insurance agency and brokerage), see Note 12 to the Consolidated Financial Statements of the Company and its subsidiaries, which appear elsewhere herein.

         The insurance industry is highly competitive. There are a large number of insurance companies operating in the United States, a number of which transact business in the same states as the Company. Some of these insurance companies are mutual insurers, which return a portion of the premium to the insured, and may enjoy a competitive advantage over stock insurers, such as the Company. In addition, many of the insurers with which the Company competes have much greater resources than the Company, offer more diverse coverage than the Company, and may not be subject to the same degree of risk as the Company.

         Life insurance companies are subject to regulation and supervision by the states in which they operate. During recent years, increased scrutiny has been placed upon the insurance industry by state regulators and the National Association of Insurance Commissioners ("NAIC") who have become involved in re-examining existing laws and regulations related to the insurance industry. The focus of most legislative and regulatory proposals has been on insurance company investment policy and solvency issues. In some instances these reviews have resulted in new laws or in new interpretations of existing laws. Changes in statutory accounting rules regarding reinsurance, securities reserves, and risk-based capital have an effect on all insurance companies. It is not possible to predict the impact of changes in state and federal legislation and regulation on the Company's operations.

         In 1993, the NAIC adopted guidelines regarding minimum risk-based capital requirements for all insurance companies that set forth specified levels of statutory capital depending on the types and quality of investments held, the types of insurance products offered by the insurer and the type of liabilities maintained by such insurance company. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the inherent risks in the insurers operations or business mix. Depending on the ratio of the insurers' surplus to its risk-based capital, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship. Not all states in which the Company operates have enacted regulations adopting the risk-based capital standards set forth in the NAIC guidelines. As of December 31, 1994 and 1995, the Company's risk- based capital ratio exceeded all minimum requirements as set forth in the NAIC guidelines.

         As of the date of this Annual Report on Form 10-KSB, the Company does not hold any material patents, licenses, franchises or concessions, and such items are not a factor in its business. In addition, the nature of the Company's business is such that there are no raw materials that are material to the Company's business.

         The Company's insurance business is not seasonal in any material way, and due to the nature of the Company's business, the Company does not have backlogs of orders.

         Management believes that the Company maintains, principally through its investment policies and the amount of funds on deposit with various lending institutions, sufficient liquidity to pay policy claims and to respond to requests for the cash surrender value of insurance policies. In the past, the Company has not experienced liquidity problems and, in management's opinion, the policies followed by the Company should prevent such liquidity problems from occurring in the future.

         During the last three fiscal years, the Company has not conducted any material research activities relating to the development of new products or services or to the improvement of existing products or services.

         During 1995 and 1994, except for revenues derived from the PEHIP contract, no one customer or affiliated group of customers of the Company was responsible for ten percent or more of the Company's consolidated revenues.

         The nature of the Company's business is such that no material amounts are expended by the Company with respect to compliance with federal, state and local environmental laws.

         Exclusive of agents engaged by the Company, the Company and its subsidiaries employed 52 persons as of December 31, 1995, six of whom were employed in an executive capacity and six who were part-time employees. The Company believes its relationship with its employees is good.

Item 2.     Description of Property.

         (a) The Company's executive offices are located in a facility owned and occupied by it since 1988, in Tuscaloosa, Alabama. The facility contains approximately 18,000 square feet and the Company believes that its home office facility is in good condition and is adequate for its purposes for the foreseeable future.

         (b) The Company's primary investment strategy is to attempt to maintain a portfolio of high quality, diversified investments while maximizing income and total return with minimal credit risk. The Company is not active, nor does it anticipate becoming active in real estate or mortgage loan investing. The Company does hold, however, certain mortgage loans on single-family residential property. These mortgage loans are secured by a first lien mortgage on the underlying real properties, which properties are located primarily in Alabama. These mortgage loans were purchased by the Company in 1982 and are serviced by two local banking mortgage companies.

         In addition, approximately 15% of the Company's fixed maturity investments are in the form of mortgage-backed securities ("MBS"). The financial performance of a MBS is dependent upon the cash flow generated by an underlying pool of mortgages. Approximately 38% of the Company's total investments in MBS are "pass-through" MBS issued by three federal organizations, the Government National Mortgage Association ("Ginnie Mae"), the Federal Home Loan Mortgage Association ("Freddie Mac"), and the Federal National Mortgage Association ("Fannie Mae"). Such pass-through MBS are generally rated AAA (superior) by commercial rating agencies. The remaining 62% of the Company's investments in MBS (or about 9% of the Company's fixed Maturity investments) are in collateralized mortgage obligations ("CMOs"). CMOs are securities backed by a pool of pass-through securities and/or mortgages, and, unlike MBS issued by Ginnie Mae, Freddie Mac and Fannie Mae, are structured so there are several classes (or tranches) of securities or mortgages with varying stated maturities. The principal and interest payments generated by underlying securities or mortgages are used to retire the tranches and pay interest to the holders of the CMO in accordance with a preset schedule. Anticipated cash flow for each tranche is derived by assuming a prepayment rate for the underlying mortgage collateral. Individual MBS generally yield higher rates of return than comparable treasury bonds because the amount and timing of their cash flows are sensitive to interest rate changes. Most MBS have little or no risk of default but do have other risks. If interest rates fall, MBS holders may get paid off faster than originally anticipated. This is known as pre-payment risk. If interest rates rise, MBS holders may get paid off slower than originally anticipated, thus a rate is earned below what the current market rate is for similar investments. This is known as extension risk. The Company has not invested in CMO tranches structured as "interest only," "principal only," or "residual tranches." In addition, certain insurance regulations have been adopted which restrict a company's use of these derivative type of investments. Overall, management believes that the Company has maintained an approach to investing which has enabled it to provide a quality investment portfolio without sacrificing overall yield. In addition, the Company employs the expertise of outside investment managers which manage approximately 30% of the Company's fixed maturity investments.

         Approximately 2.5% of the Company's total invested assets are considered to be less than investment grade (class 3 or below, or a Standard & Poor's rating of BB+ or below). The Company is limited by state insurance regulations which restrict, among other things, overall investments by the Company in common stock issued by other companies (as a percentage of the Company's assets) as well as the amount of common stock that can be acquired in any specific institution.

         For additional information regarding the amounts and classifications of the Company's invested assets, see Note 3 to the Consolidated Financial Statements of the Company and its subsidiaries, which appear elsewhere herein.

Item 3.    Legal Proceedings.

         A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. The Company, like other life and health insurers, is from time to time involved in such litigation. Although the outcome of any such litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

         During the quarter ended December 31, 1995, no matter was submitted to a vote of security holders of the Company.

                                    PART II

Item 5.    Market for Common Equity and Related Shareholder Matters.

         (a) Market Information. The common stock of the Company, par value $6.00 per share (the "Common Stock"), is traded in the over-the-counter market, principally in Birmingham, Alabama. The high and low bids on the Company's Common Stock for each quarter during the last two fiscal years are set forth below:

         1995                                  High Bid               Low Bid
                                               --------               -------
         First Quarter                           $13.50                $12.50

         Second Quarter                           15.50                 12.50

         Third Quarter                            16.00                 13.50

         Fourth Quarter                           16.00                 15.50

         1994                                  High Bid               Low Bid
                                               --------               -------
         First Quarter                           $10.50                $10.50

         Second Quarter                           11.00                 10.50

         Third Quarter                            13.50                 11.00

         Fourth Quarter                           13.50                 12.50

         The adjusted quotations of the Company's Common Stock, as set forth above, were derived from the actual quotations of the Company's Common Stock during the periods in question, which were furnished by the National Quotation Bureau, Inc. The quotations reflect inter-dealer prices, do not include retail mark-up, mark-down or commissions, and may not represent actual transactions.

         (b) Shareholders. As Of March 15, 1996, there were 5,146 shareholders of record of the Company, and the Company had 250,453 shares of Common Stock issued and outstanding.

         (c) Dividends. Under the Alabama Business Corporation Act, the Company is permitted to pay cash dividends respecting its Common Stock only out of retained earnings of the Company. Alabama insurance statutes contain additional limitations on the payment of dividends. For example, Alabama's insurance law, which requires certain accounting practices which differ in many respects from those governing the preparation of financial statements under generally accepted accounting practices, permits cash dividends to be paid only out of the Company's available statutory surplus funds, which are derived from realized net profits from the Company's business. For more information concerning the distinctions between financial accounting practices and those required by applicable insurance law and regulation, see Note 2 and 10 to the Consolidated Financial Statements of the Company, included elsewhere in this report.

         On March 4, 1994, the Board of Directors declared a cash dividend to be paid on the Company's Common Stock at the rate of $.16 per share. The declared cash dividend was paid on April 15, 1994 to those shareholders of record as of the close of business on March 31, 1994. This was the first cash dividend to be paid with respect to the Company's Common Stock. On February 24, 1995, the Board of Directors declared a cash dividend to be paid on the Company's Common Stock at the rate of $.09 per share. The declared cash dividend was paid on April 17, 1995 to those shareholders of record as of the close of business on March 31, 1995. This was the second consecutive cash dividend to be paid with respect to the Company's Common Stock. No assurance is given, however, that any dividends will be paid by the Company in the future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1995 compared to 1994

         1995 net income of $932,587 as compared to 1994 net income of $712,271, an increase of 31%. This increase was primarily the result of realized investment gains of $74,376 during 1995, compared to realized investment losses of $171,758, largely from investments in equity securities, during 1994. Certain policy reserve adjustments of $177,409 were reflected in the fourth quarter which created a slight loss in the last quarter.

         Total revenues for 1995 equaled $9,350,195 compared to revenues in 1994 of $7,307,905, an increase of 28%. This increase is primarily attributable to increases in premium, investment income, and realized gains.

         Increased premium in the pre-need market attributed to a 38% increase in premium revenues as compared to 1994. The other lines of business of the Company, ordinary life and other interest sensitive products, have shown a slight decrease in premium revenue due to lack of marketing and emphasis by management. The Company is not active in the interest sensitive market due to interest rate competition and other factors. The recent emphasis on smaller policies which match a specific policyholder need has increased the number of policies being administered by approximately 10% during 1995, although the total amount of life insurance in force has decreased slightly compared with that of 1994. Management is making a concentrated effort to expand the pre-need and seniors market share of the Company, including expansion into additional states. Applications to do business in Arkansas and North Carolina are now pending with the insurance departments of those states.

         Due to various factors, including profitability, reinsurance costs, and lack of potential growth, the Company terminated its group life insurance contracts effective February 1996. Management believes that the lost revenue generated by this line of business, approximately 4% of the Company's premium revenues in 1995 will be offset by additional revenues in other lines of business during 1996.

         Total benefit payments paid by the Company increased approximately 19% (from $1,531,029 in 1995 compared to $1,283,699 in 1994) due to increased death benefits in the Company's older lines of business, universal and ordinary life.

         Total operating expenses (commissions, general, taxes and fees) increased 10%, from $2,964,248 in 1995 compared to $2,684,405 in 1994. This increase was due primarily to increased premium volume and the operating costs related thereto, as well as an increase in the total number of policies serviced by the Company. Management believes that immediate future increases in production can be processed by personnel currently employed.

         Net investment income increased 28%, from $1,668,016 in 1995 compared to $1,298,902 in 1994. This increase was due to additional funds, generated from increased sales, being invested. Cash and invested assets, on a cost basis, increased 20% from $22,747,251 in 1994 to $27,241,903 in 1995, before any adjustment to market value as described in Note 3 of the Notes to Consolidated Financial Statements of the Company and subsidiaries, which appear elsewhere herein.

         The Company's life insurance operations have generally been generators, rather than users of cash. Cash flow is generated by insurance premiums, investment income, and investment maturities. Uses of funds are primarily purchases of investments, policy benefit payments and operating expenses. Cash flow from operations increased significantly during 1995, and adequately funded the Company's current operating needs.

         The Company has approximately 2% of invested assets which are considered to be less than investment grade (NAIC class 3 or below, or a Standard & Poor's rating of BB+ or below.) The Company's investment strategy is to attempt to maintain a portfolio of high quality, diversified investments while maximizing income and total return with minimal credit risk.

         Claim administration revenues related to the Company's agreement with PEHIP increased 1% in 1995 to $1,730,856, as compared with $1,719,571 in 1994. Claim administration revenues will be reduced in 1996 compared with prior years due to a reduced fee for services rendered upon renewal of the contract. The contract was renewed in 1995 for a period of three years. Management believes that the Company will be able to offset some of this fee reduction by reducing operating expenses over time by increased efficiency through technology in its claim processing operations. Any such reduction, if ultimately realized, will not be immediate, rather it will be done over a period of time as new techniques and procedures are implemented.

         Revenues related to claim administration services provided by SIMA, a wholly owned subsidiary of the Company, increased 2% in 1995 to $709,266 from $693,530 in 1994. Operating expenses for SIMA increased 5%, from $615,177 in 1994 to $647,516 in 1995, due primarily to increased marketing activities related to obtaining and keeping market share.

         The insurance industry is highly competitive. Many of the insurers with which the Company competes have much greater resources than the Company, offer more diverse coverage than the Company, and may not be subject to the same degree of risk as the Company. One area that restricts somewhat the ability of the Company to have rapid growth in its insurance operations is its ability to obtain additional capital to support the growth. Larger insurance companies have greater capital resources and greater access to capital markets than the Company. This requires the Company to carefully monitor and support its growth primarily through positive earnings.

         Life insurance companies are subject to regulation and supervision by the states in which they operate. Changes in regulation and in statutory accounting rules regarding investments, assets valuation reserves, and risk based capital reserve requirements have an effect on all insurance companies. It is not possible to predict the impact of changes in state and possible federal legislation on the Company's operations. Not all states in which the Company operates have enacted regulations adopting the risk based capital standards set forth in the NAIC guidelines. The risk based capital standards allow insurance regulators to identify inadequately capitalized insurance companies based upon the inherent risks in the insurers operations, business mix, or investment portfolio. Depending on results of certain calculations, the insurer could be subject to various regulatory actions ranging from increased scrutiny to conservatorship. As of December 31, 1995 and 1994, the Company's risk based capital ratio exceeds all minimum requirements as set forth in the NAIC guidelines.

         Inflation generally increases a policyholder's need for insurance to provide the same relative benefits and protection originally purchased. The Company's assets are primarily monetary, due to its large bond portfolio. During periods of inflation, interest rates generally rise, thereby generating a higher return on new investments, although the bond portfolio is adversely affected by a decline in purchasing power with lower market values. The current rate of inflation will not significantly affect the Company's operation. Due to its business mix of few interest sensitive products, and because the Company believes that its operations generate sufficient cash to fund current operations, Management believes that a period of rising interest rates would generally have a positive impact on Company operations.

1994 compared to 1993

         For 1994 net income of $712,217 after federal income taxes and realized gains/losses as compared with net income in 1993 of $1,116,420. The $404,203 decrease in net income experienced in 1994 is primarily the result of realized investment losses, largely from investments in equity securities, during 1994 of $171,758, compared to realized investment gains, primarily from the early call of fixed maturity investments at a premium due to falling interest rates, during 1993 of $192,667. The $364,425 change between years is the result of a steady rise in interest rates and overall investment market conditions which can fluctuate from period to period.

         Total revenues for 1994 remained relatively stable at $7,307,905, as compared to total revenues of $7,291,682 for 1993. In 1994, a general increase in revenues from the Company's lines of business were offset by certain investment losses. Pre-need premium revenues rebounded from the decrease in 1993 compared to 1992, to an increase of 14% in 1994 as compared to 1993. Emphasis on smaller policies which match a specific policyholder need has increased the number of policies being administered by approximately 8% during 1994, although the total amount of life insurance in force remained relatively level with that of 1993. Management has emphasized customer service to build a base of renewal premium. Renewal premium increased approximately 8% over 1993 and accounted for approximately 55% of the total premium volume in 1994.

         A majority of the interest sensitive policies which the Company issued prior to 1993 have few if any withdrawal charges. Because of this option, the interest rate which the Company credits to policyholders is lower than most of its competitors which have surrender charges. Credited interest rate competition and other factors make it more difficult for the Company to compete or expand in these markets. Total benefit payments increased approximately 17% primarily due to increased death benefits and withdrawals in the universal life line of business. Universal life total benefits increased approximately 50% over the levels of 1993 due to increased deaths along with increased withdrawals due to the credited interest rate as discussed earlier. Death benefits in the pre-need line of business increased 11% over 1993. This is expected as pre-need is now the largest segment of new and renewal business.

         Total operating expenses (commission, general, taxes and fees) increased 2.5% to $2,684,405 in 1994, as compared to $2,618,486 in 1993. This increase was due primarily to an increase in the number of policies serviced by the Company, and the corresponding increase in the operating costs related thereto, partially offset by the reduced operating costs of SIMA.

         Net investment income increased 11% to $1,298,902 in 1994, from $1,167,067 in 1993. This increase was partly due to the Company's reduction of equity securities held as investments, along with additional funds being invested. Cash and invested assets increased 10% to $22,747,251 in 1994, before any adjustment to market value for fixed maturity investments as described in note 3 of the Notes to the Consolidated Financial Statements of the Company and its subsidiaries, which appear elsewhere herein.

         Revenues related to claim administration services provided by SIMA, a wholly-owned subsidiary of the Company, increased slightly, from $691,590 in 1993 to $693,530 in 1994. Operating expenses for SIMA decreased approximately 7%, from $662,244 in 1993, to $615,177 in 1994. These lower operating expenses were the result of the resignation of an officer of SIMA, which resignation reduced compensation expenses for SIMA during the year.

         Claim administration revenues related to the Company's agreement with PEHIP increased 2% in 1994 to $1,719,571, as compared with $1,685,522 in 1993. This increase is the result of the number of additional insureds covered under the contract.

         The Company's life insurance operations have generally been generators rather than users of cash. Cash flow is generated from life insurance premiums and deposits, investment income and investment maturities. Primary uses of funds are purchases of assets for investment, the payment of policy benefits, commissions to agents, and operating expenses. Cash flow from operations decreased slightly during 1994. Management believes, however, that current cash flow from operations is more than adequate to fund current operating needs.

         The Financial Accounting Standards Board (FASB) has issued new accounting standards which affect the accompanying financial statements as described below.

         On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). In accordance with the provisions of SFAS No. 115, prior period financial statements were not restated to reflect the change in accounting principle. For the purposes of adopting SFAS No. 115, the Company is required to classify all of its investments in debt and equity securities as either held-to maturity, trading, or available-for-sale securities. Debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity. At December 31, 1994, the Company had designated a portion of its debt investments as being held-to-maturity and the remaining portion of its debt and all of its equity securities as being available-for-sale. The adoption of SFAS No. 115 at January 1, 1994 resulted in a $175,230 increase in stockholders' equity, net of deferred income taxes of $35,890.

         In November 1995, FASB issued A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Guide to Statement 115). In accordance with the special reclassification assessment provisions contained in the Guide to Statement 115, the Company has elected to reclassify the portion of its portfolio that was previously classified as held-to-maturity to available-for-sale as of December 31, 1995. The Company reclassified securities with an amortized cost of $6,907,796 and a market value of $7,328,567 to available-for-sale. This reclassification resulted in no effect on net income and a $349,240 increase in shareholders' equity, net of deferred income taxes of $71,531.

         In 1995, the Company adopted SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires entities to disclose the fair value of financial instruments. Also, in 1995, the Company adopted new disclosure requirements required by Statement of Position 94-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants concerning disclosures related to estimates used by the Company in the preparation of its financial statements. The adoption of these accounting standards had no effect on the Company's financial statements.

         During 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. The Company's mortgage loans are collateralized by real estate; therefore, any assessment of impairment has been based upon the estimated fair value of the collateral. Based on the Company's evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans and, therefore, no allowance for losses is required under SFAS No. 114 at December 31, 1995.

         In 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company anticipates that the impact of adopting this accounting standard during 1996 will not be material to its financial condition.

Item 7.   Financial Statements.

         The financial statements and other information required by Item 310(a) of Regulation S-B are set forth on the pages beginning with F-1 hereof and are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         During the two most recent fiscal years of the Company, there has been no disagreement between the Company and its independent certified public accountants respecting any matter of accounting principles or practice, any matter of financial statement disclosure or any matters of auditing scope or procedure.

         Effective September 8, 1995 the Company engaged the firm of Coopers & Lybrand, L.L.P., to serve as the Company's independent auditor. Jamison, Money, Farmer & Co., P.C., served as independent auditors for the calendar year 1994 and through September 8, 1995. The change of auditors was approved by resolution of the Board of Directors of the Company on September 8, 1995.

         The report of Jamison, Money, Farmer & Co., P.C. on the financial statements of the Company for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals.

         The Company believes there were no disagreements with Jamison, Money, Farmer & Co., P.C. within the meaning of instruction 4 of Item 304 of Regulation S-B on any matter of accounting principles or practice, financial statement disclosures, or auditing scope or procedure in connection with the audits of the Company's consolidated financial statements for the calendar years 1994 and 1993 which if not resolved to their satisfaction would have caused Jamison, Money, Farmer & Co., P.C., to issue an adverse opinion, disclaimer of opinion, a qualified opinion or a modified opinion as to uncertainty, audit scope or accounting practices.

         This matter was previously reported by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 1995.

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance With Section 16(a) of the Exchange Act.

The following tabulation sets forth certain information respecting the directors and principal executive officers of the Company as of the date hereof:

                                                                                   Business Experience
                                       Director      Office with                     During Past Five
Name                           Age      Since        the Company                        (5) Years
------------------------------------------------------------------------------------------------------------------------------------
Donal S. Dunbar                67      1972          Director                  Retired, past President, Alabama Warehouse Co., Inc.
                                                     (Class I)                 (a storage company) Troy, AL.

Eddie H. Gilmore**             69      1969**        Director                  Chairman, Ti-Brook, Inc (a Manufacturing business)
                                                     (Class I)                 Green Pond, AL.

Frank H. Hawthorne, Sr.*       72      1969          Director                  Partner, Hawthorne & Hawthorne, LLC, Attorneys,
                                                     (Class II)                Montgomery, AL.


Harold V. Hughston, Jr.        42      1981          Director                  Partner, Hughston, Hughston & Hughston, Attorneys,
                                                     (Class III)               Tuscumbia, AL.

Ronald J. Koch                 38      ----          Secretary &               Secretary and Treasurer
                                                     Treasurer                 of the Company.

James W. LaMoreaux             49      1993          Director                  President, P.E. LaMoreaux & Assoc., Inc.
                                                     (Class II)                (consulting business), Tuscaloosa, AL.

William H. Lanford*            60      1976          CEO, President and        Chief Executive Officer and
                                                     Director                  President of the Company.
                                                     (Class III)

Richard S. Manley*             63      1969          Vice Chairman of the      Partner, Manley, Traeger & Perry,
                                                     Board  and Director       Attorneys, Demopolis, AL.
                                                     (Class II)

Jo A. Mansfield                62      ----          Vice-President            Vice-President of the Company.
Claude H. Moore                72      1972          Director                  Retired, past Interim Associate
                                                     (Class I)                 Director, Alabama Agriculture
                                                                               Experiment station, Auburn AL.

Dennis E. Painter              53      1994          Vice-President            Vice-President of the Company.
                                                     and Director
                                                     (Class III)

Sandra H. Ray                  50      1989          Director                  President, Hall-Ray Realty, Inc.,
                                                     (Class I)                 Tuscaloosa, AL.
Clarence F. Rhea               74      1969          Director                  Partner, Rhea, Boyd & Rhea,
                                                     (Class III)               Attorneys Gadsden, Al.

Robert H. Rust                 63      ----          Vice-President            Vice-President of the Company.

Ferd F. Weil, Sr.              85      1969          Director                  Consultant, Central Bank of the
                                                     (Class II)                South and Retired, past President,
                                                                               Weil Fur Corp. (retailer),
                                                                               Birmingham, AL.

Jerre R. White*                66      1977          Medical Director          Physician, Tuscaloosa, AL.
                                                     (Class III)

Ernest G. Williams*            80      1984          Chairman of the           Retired, past President and Chief
                                                     Board  and Director       Executive Officer, Affiliated Paper
                                                     (Class II)                Co., Inc., Tuscaloosa, AL. (paper
                                                                               supply business).

------------------

     * Member of Executive Committee of the Board of Directors.
    ** Mr. Gilmore served as Director from 1969 to 1980 when he resigned; Mr.
       Gilmore was reelected a member of the Board of Directors of the Company during 1981.

         No person listed in the above table has any family relationship with any other person listed in such table.

         Certain officers listed in the above table hold officer positions with certain subsidiaries of the Company. Mr. Lanford is the President of Southern Insurance Management Association, Southland National Funeral Group, Inc., and Peoples Insurance Company, all of which are subsidiaries of the Company. Mr Koch is Treasurer of Southern Insurance Management Association, Secretary of Southland National Funeral Group, Inc. and Peoples Insurance Company. Mr. Painter is Vice-President of Southland National Funeral Group, Inc. and Peoples Insurance Company, as well as a Director of Southern Insurance Management Association.

         No person listed in the preceding table is a director of another issuer which (i) has a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or is subject to Section 15(d) of the Securities Act of 1933, as amended (the "Exchange Act"), or (ii) is a registered investment company under the Investment Company Act of 1940, except that Mr. Ferd F. Weil, Sr. is a director of Southern Security Life Insurance Company, Altamont Springs, Florida, which corporation is subject to the Securities Exchange Act of 1934.

         At each annual meeting of stockholders of the Company, a certain class of Directors is elected for a term of office to expire at the third succeeding annual meeting of shareholders of the Company after their election and upon the election and qualification of their successors. The table above states the class of each director. Class II directors are scheduled for election at the annual meeting of shareholders of the Company to be held on May 31, 1996. Class III directors' terms will expire in 1997, the terms of Class I directors will expire in 1998, and upon their re-election in 1996, Class II directors' terms will expire in 1999. The term of all officers of the Company will expire at the Annual Directors' Meeting to be held in conjunction with the Annual Stockholders' Meeting. It is contemplated that all of the persons named in the preceding table will be reelected at such meetings to serve in the capacities described.

         None of the officers or directors listed above have been convicted of any crime during the past ten (10) years.

         The Company's executive officers, directors and 10% stockholders are exempted from the requirement to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Pursuant to section 27-27-53 of the Alabama Insurance Code, however, such officers, directors and 10% stockholders are required to make such filings with the Alabama Commissioner of Insurance. The Company is not aware of any filings applicable to its officers, directors and 10% stockholders which were not filed within a timely manner during 1995.

Item 10.   Executive Compensation.

         Amount of Compensation. The following table sets forth certain information respecting the compensation paid to the chief executive officer and the other named executive officer of the Company during the year ended December 31, 1995:

                                                                               Annual
Name and                                                                     Compensation
Principal Position                         Year                                Salary ($)
------------------                         ----                            -----------------
William H. Lanford                         1995                              $ 128,911 (1)
Chief Executive Officer                    1994                                125,212 (1)
President and Director                     1993                                120,588 (1)


Dennis E. Painter,                         1995                                108,993 (1) (2)
Vice President Marketing                   1994                                107,216 (1) (2)
& Agency and Director                      1993                                108,608 (1) (2)

--------------------


(1) Includes fringe benefits reported as taxable wages on Form W-2. Fringe benefits include a company automobile, term life insurance, and group life insurance coverage, aggregating $5,174, $5,752, and $3,503 for Mr. Lanford and $1,849, $2,357, and $2,620 for Mr. Painter in 1995, 1994 and 1993, respectively. The Company has a defined contribution profit-sharing plan (the "401(k) Plan") that covers all employees of the Company generally. 1995, 1994 and 1993 includes amounts that were contributed under the 401(k) Plan by the Company aggregating $625, $522 and $297 for Mr. Lanford and $569, $471 and $275 for Mr. Painter, respectively.

(2) Includes renewal commissions on policies written prior to the time Mr. Painter became an officer of the Company.


       Options, Warrants or Rights. The Company does not have a stock option plan in effect.

        Compensation of Directors. Directors who are not officers or salaried employees of the Company are paid $350 for attendance at each meeting of the Board of Directors of the Company. Members of the Executive Committee are paid $250 for attendance at each meeting of the Executive Committee. In 1995, there were three meetings of the Board of Directors and nine meetings of the Executive Committee. For their attendance at these meetings, the directors of the Company were paid an aggregate of $18,700 during 1995.

       Employment Contracts and Termination of Employment and Change-in-Control Arrangements. The Company does not have any employment contracts or compensation plan or agreements with any executive officer of the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

       (a) Security Ownership of Certain Beneficial Owners. To the knowledge of the Company, no person owned beneficially more than five percent (5%) of the Company's outstanding Common Stock as of March 15, 1996.

       (b) Security Ownership of Management. The following table reflects the number of shares of Common Stock of the Company beneficially owned as of March 15, 1996 by the named executive officers of the Company, each director and nominee for director of the Company and by all officers and directors of the Company as a group:

  Name and Address of                                             Amount and Nature of         Percent of
  Beneficial  Owner                     Title of Class(1)         Beneficial Ownership            Class
  -----------------                     -----------------         --------------------            -----
 Donal S. Dunbar                                                           2,900                    1.16
 Troy, Alabama
 Eddie H. Gilmore                                                          4,786                    1.91
 Green Pond, Alabama

 Frank H. Hawthorne, Sr.                                                   7,601                    3.03
 Montgomery, Alabama

 Harold V. Hughston, Jr.                                                   1,224                     .49
 Tuscumbia, Alabama

 James W. LaMoreaux                                                        5,666                    2.26
 Tuscaloosa, Alabama

 William H. Lanford                                                        8,788                    3.51
 Tuscaloosa, Alabama

 Richard S. Manley                                                         2,069                     .83
 Demopolis, Alabama

 Claude H. Moore                                                           3,822                    1.53
 Auburn, Alabama

 Dennis E. Painter                                                         1,127                     .45
 Tuscaloosa, Alabama

 Sandra H. Ray                                                             9,741                    3.89
 Tuscaloosa, Alabama

 Clarence F. Rhea                                                          6,344                    2.53
 Gadsden, Alabama

 Ferd F. Weil, Sr.                                                         7,007                    2.80
 Birmingham, Alabama

 Jerre R. White                                                            6,308                    2.52
 Tuscaloosa, Alabama

 Ernest G. Williams
 Tuscaloosa, Alabama                                                       5,231                     2.09



 All directors and executive                                              72,650                    29.01
 officers as a group (17
 Persons)

-------------------

(1) The only class of outstanding capital of the Company is Common Stock, par value of $6.00 per share.

     (c) Changes in Control. No change in control of the Company has occurred since the close of the last fiscal year and there are no arrangements known to the Company pursuant to which any such change in control may occur in the future. The Company has received certain inquiries as to the possibility of a change in ownership. The Board of Directors has determined that such a negotiated change in control of the Company would not be in the best interests of its policyholders or shareholders at this time.

Item 12.    Certain Relationships and Related Transactions.

     The Company is not aware of any transaction during the last two years, or proposed transaction, to which the Company was or is to be a party, in which persons identified in Item 404 of Regulation S-B under the Exchange Act has or is to have any interest.

Item 13.   Exhibits.

     (a) The consolidated financial statements which are filed as a part of this report are listed in the accompanying Index to Consolidated Financial Statements, and are set forth at the pages shown in such index. The Company has filed no current reports on Form 8-K during the last quarter of the period covered by this report.

     (b) The following exhibits are being filed as exhibits to this report or are incorporated herein by reference, as indicated below.

Item                                                   Description of Exhibit
----                                                   ----------------------
*        3(a)    -        Articles of Incorporation of the Company, filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1991.

*        3(b)    -        Bylaws of the Company, filed as an exhibit to the Company's
                                  Annual Report on Form 10-K, for the year ended December 31, 1991.

*        3(c)    -        Articles of Amendment to the Articles of Incorporation of the
                                  Company, dated as of July 27, 1991, filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

*        3(d)    -        Articles of Amendment to the Articles of Incorporation of the
                                  Company dated as of May 27, 1994, files as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

*        10(a)   -        Peoples Insurance Company Acquisition Letter Agreement
                                  dated November 23, 1993, filed as an exhibit to the Company's Annual Report on Form
                                  10-KSB for the year ended December 31, 1993.

         10(b)   -        Administrative Services Contract dated October 1, 1995, between the Public Education Employees
                                  Health Insurance Board and the Company.

*        21      -        List of Subsidiaries of the Company, filed as an exhibit to the Company's Annual Report on Form
                                  10-KSB for the year ended December 31, 1993.

         27      -        Financial Data Schedule (for SEC use only)

------------------

*     Incorporated herein by reference.

                                   SIGNATURES


             In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTHLAND NATIONAL INSURANCE



                                     By:   /s/ William H. Lanford
                                         -------------------------------
                                               William H. Lanford
                               President and Principal Executive Officer

Date:  March 28, 1996

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:





By:      /s/ Ronald J. Koch                        Date: March 28, 1996
         ----------------------------------
         Ronald J. Koch, Treasurer and
         Principal Financial Officer



         /s/ Donal S. Dunbar                       Date: March 28, 1996
         ----------------------------------
         Donal S. Dunbar, Director




         /s/ Eddie H. Gilmore                      Date:  March 28, 1996
         ----------------------------------
         Eddie H. Gilmore, Director



         /s/ Frank H. Hawthorne, Sr.               Date: March 28, 1996
         ----------------------------------
         Frank H. Hawthorne, Sr., Director



         /s/ Harold V. Hughston, Jr.               Date: March 28, 1996
         ----------------------------------
         Harold V. Hughston, Jr., Director

         /s/ James W. Lamoreaux                    Date: March 28, 1996
         ----------------------------------
         James W. LaMoreaux, Director



         /s/ William H. Lanford                    Date: March 28, 1996
         ----------------------------------
         William H. Lanford, Director,
         President and Principal Executive
         Officer


         /s/ Richard S. Manley                     Date: March 28, 1996
         ----------------------------------
         Richard S. Manley, Director



         /s/ Claude H. Moore                       Date: March 28, 1996
         ----------------------------------
         Claude H. Moore, Director



         /s/ Dennis E. Painter                     Date: March 28, 1996
         ----------------------------------
         Dennis E. Painter, Director



         /s/ Sandra H. Ray                         Date: March 28, 1996
         ----------------------------------
         Sandra H. Ray, Director



         /s/ Clarence F. Rhea                      Date: March 28, 1996
         ----------------------------------
         Clarence F. Rhea, Director



         /s/ Ferd F. Weil                          Date: March 28, 1996
         ----------------------------------
         Ferd F. Weil, Sr., Director



         /s/ Jerre R. White                        Date: March 28, 1996
         ----------------------------------
         Jerre R. White, Director



                                                   Date: March 28, 1996
         ----------------------------------
         Ernest G. Williams, Director

INDEPENDENT AUDITOR'S REPORT



We have audited the accompanying consolidated balance sheet of Southland National Insurance Corporation and subsidiaries (the Company) as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southland National Insurance Corporation and subsidiaries at December 31, 1995, and the consolidated results of their operations and cash flows for the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994.



/s/ Coopers & Lybrand, L.L.P.

Birmingham, Alabama

February 9, 1996

March 7, 1995


The Board of Directors
Southland National Insurance
   Corporation and Subsidiaries
Tuscaloosa, Alabama


                          INDEPENDENT AUDITOR'S REPORT


         We have audited the accompanying consolidated balance sheet of Southland National Insurance Corporation and Subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southland National Insurance Corporation and Subsidiaries at December 31, 1994, and the consolidated results of their operations and cash flows for the period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As explained in Note 1 to the consolidated financial statements, the Company instituted certain accounting changes of 1994.


                             /s/ Jamison, Money, Farmer & Co., P.C.


                                          Certified Public Accounts
Tuscaloosa, Alabama

SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

                                                                                             1995              1994

                                    ASSETS
Investments (Notes 1 and 3)
   Securities available-for-sale, at fair value:
     Fixed maturities (amortized cost: 1995 - $20,879,649; 1994 - $11,704,691)           $21,704,485       $10,905,261
     Equity securities (cost: 1995 - $3,501,948; 1994 - $3,992,223)                        3,991,788         3,792,104
   Fixed maturity securities held-to-maturity, at amortized cost (fair value:
     1994 - $4,332,753)                                                                                      4,481,733
Mortgage loans on real estate                                                                370,056           479,539
Policy loans                                                                                 226,739           217,588
Student loans                                                                                198,392           320,448
Short-term investments                                                                       969,696           435,153
Restricted short-term investments                                                            225,257           125,000
                                                                                         -----------       -----------
         Total investments                                                                27,686,413        20,756,826
Cash                                                                                         870,166           990,876
Accrued investment income                                                                    358,503           309,464
Income tax receivable                                                                                          101,358
Uncollected premiums                                                                          26,549            15,716
Accounts receivable due from reinsurer                                                       227,243           200,298
Accounts receivable and agents' balances (net of allowance for
   uncollectible amounts of $50,000 at December 31, 1995 and 1994)                           104,690           129,856
Deferred policy acquisition costs                                                          2,588,049         2,618,627
Deferred income taxes (Note 4)                                                                                 228,548
Property and equipment, net                                                                  584,032           643,430
Other                                                                                         66,042
                                                                                         -----------       -----------
         Total assets                                                                    $32,511,687       $25,994,999
                                                                                         ===========       ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
       Life insurance                                                                    $22,842,221       $19,426,050
       Accident and health                                                                     3,124             3,177
     Accrued claims payable                                                                  300,197           204,665
     Unearned premiums                                                                        20,694            22,560
                                                                                         -----------       -----------
         Total policy liabilities and accruals                                            23,166,236        19,656,452
Annuity deposits                                                                             475,224           436,487
Other policyholders' funds (Note 5)                                                          104,526           105,802
Income tax payable                                                                            17,580
Deferred income taxes (Note 4)                                                               112,456
Other liabilities                                                                            284,353           275,799
                                                                                         -----------       -----------
         Total liabilities                                                                24,160,375        20,474,540
                                                                                         -----------       -----------
Commitments and contingencies (Notes 4 and 13)
Stockholders' equity (Notes 1, 9, and 10):
   Common stock, $6 par value, 1,250,000 shares authorized, 250,453
     shares issued and outstanding in 1995 and 1994                                        1,502,718         1,502,718
Capital in excess of par value                                                               269,331           269,331
Net unrealized gains (losses) on investments, net of deferred income taxes
   of $223,495 and ($169,923) at December 31, 1995 and 1994, respectively                  1,091,181         (829,626)
Retained earnings                                                                          5,488,082         4,578,036
                                                                                         -----------       -----------
         Stockholders' equity                                                              8,351,312         5,520,459
                                                                                         -----------       -----------
         Total liabilities and stockholders' equity                                      $32,511,687       $25,994,999
                                                                                         ===========       ===========


See notes to consolidated financial statements.

SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 1995 and 1994


                                                                                         1995                1994
Revenues:
   Traditional life and other insurance premiums (Note 1)                             $4,233,308          $2,864,007
   Universal life and investment product charges                                         900,886             868,536
   Net investment income (Note 3)                                                      1,668,016           1,298,902
Other income:
   Realized gains (losses) on investments (Note 3)                                        74,376            (171,758)
   Claims administration fees (Note 11)                                                2,440,122           2,413,101
   Miscellaneous income                                                                   33,487              35,117
                                                                                      ----------          ----------
          Total revenues                                                               9,350,195           7,307,905
                                                                                      ----------          ----------
Benefits, losses, and expenses:
   Death and other benefits                                                            1,531,029           1,283,699
   Increase in future policy benefits                                                  3,311,176           2,131,105
                                                                                      ----------          ----------
                                                                                       4,842,205           3,414,804
                                                                                      ----------          ----------
Underwriting, acquisition, and insurance expenses:
   Amortization of deferred policy acquisition costs                                     408,200             338,336
   Commissions                                                                           618,694             520,184
   Salaries                                                                            1,067,132           1,145,021
   Other operating expenses                                                            1,278,422           1,019,200
                                                                                      ----------          ----------
                                                                                       3,372,448           3,022,741
                                                                                      ----------          ----------
Income before income tax                                                               1,135,542             870,360
                                                                                      ----------          ----------
Income tax expense (benefit) (Note 4):
   Current                                                                               255,369             178,757
   Deferred                                                                              (52,414)            (20,614)
                                                                                      ----------          ----------
                                                                                         202,955             158,143
                                                                                      ----------          ----------
Net income                                                                            $  932,587          $  712,217
                                                                                      ==========          ==========
Net income per share                                                                  $     3.72          $     2.84
                                                                                      ==========          ==========
Dividends paid per share                                                              $      .09          $      .16
                                                                                      ==========          ==========


See notes to consolidated financial statements.

SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1995 and 1994


                                                                                     UNREALIZED
                                                     COMMON STOCK       CAPITAL IN   INVESTMENT
                                                 -------------------     EXCESS OF    GAINS OR   RETAINED
                                                 SHARES       AMOUNT     PAR VALUE    (LOSSES)   EARNINGS     TOTAL
                                                 ------       ------     ---------  ----------  ----------  ----------
Balance, December 31, 1993                       250,453    $1,001,812   $770,237 $   207,188   $3,905,891  $ 5,885,128



Change in par value                                            500,906   (500,906)                                    0
Cash dividends ($.16 per share)                                                                    (40,072)     (40,072)
Cumulative effect of change in
   accounting principle, net of
   deferred income taxes of
   $35,890 (Note 1)                                                                   175,230                   175,230
Decrease in unrealized invest-
   ment gains, net of deferred
   income taxes of $248,250                                                        (1,212,044)               (1,212,044)
Net income                                                                                         712,217      712,217
                                                 -------    ----------   -------- -----------   ----------  -----------
Balance, December 31, 1994                       250,453     1,502,718    269,331    (829,626)   4,578,036    5,520,459

Cash dividends ($.09 per share)                                                                    (22,541)     (22,541)
Reclassification of held-to-
   maturity investments to
   available-for-sale, net of
   deferred income taxes of
   $71,531 (Note 1)                                                                   349,240                   349,240
Increase in unrealized invest-
   ment gains, net of deferred
   income taxes of $321,887                                                         1,571,567                 1,571,567
Net income                                                                                         932,587      932,587
                                                 -------    ----------   -------- -----------   ----------  -----------
Balance, December 31, 1995                       250,453    $1,502,718   $269,331 $ 1,091,181   $5,488,082  $ 8,351,312
                                                 =======    ==========   ======== ===========   ==========  ===========





See notes to consolidated financial statements.

SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1995 and 1994



                                                                                             1995            1994
Cash flows from operating activities:
  Net income                                                                            $   932,587     $   712,217
  Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in policy liabilities and accruals                                           2,491,434       1,903,114
    Increase (decrease) in policyholders' funds and other liabilities                       131,127        (223,080)
    Provision for depreciation                                                               94,326         112,506
    Amortization of deferred policy acquisition costs                                       408,200         338,336
    (Increase) decrease in accrued investment income, accounts receivable,
       agents' balances, and reinsurance recoverable                                           (201)       (189,306)
    Provision for deferred income tax                                                       (52,414)        (20,614)
    Acquisition costs deferred                                                             (377,622)       (945,913)
    Net realized (gains) losses on investments                                              (74,376)        171,758
    Other                                                                                   (16,187)
                                                                                        -----------     -----------
         Net cash provided by operating activities                                        3,536,874       1,859,018
                                                                                        -----------     -----------
Cash flows from investing activities:
  Securities available-for-sale:
    Purchases - fixed maturities                                                         (8,573,097)     (9,211,880)
    Sales - fixed maturities                                                              6,436,922       6,438,825
    Maturities - fixed maturities                                                                           648,657
    Purchases - equities                                                                 (1,388,682)     (1,405,777)
    Sales - equities                                                                      1,909,345       2,569,127
  Securities held-to-maturity:
    Purchases                                                                            (2,890,896)     (2,717,539)
    Maturities                                                                              393,807         247,385
  Purchases  of other investments                                                        (3,747,041)     (2,147,807)
  Sales or repayments of other investments                                                3,434,886       3,385,594
  Purchase of property and equipment and other assets                                       (34,714)        (49,296)
  Purchase of restricted short-term investments                                            (225,257)        (25,000)
  Sales of restricted short-term investments                                                125,000
                                                                                        -----------     -----------
         Net cash used in investing activities                                           (4,559,727)     (2,267,711)
                                                                                        -----------     -----------

Cash flows from financing activities:
  Cash dividends paid to stockholders                                                       (22,541)        (40,072)
  Payments on capital lease obligation                                                                      (10,967)
  Receipts for universal life and investment products                                     1,714,132       2,024,770
  Withdrawals on universal life and investment products                                    (789,448)     (1,168,917)
                                                                                        -----------     -----------
         Net cash provided by financing activities                                          902,143         804,814
                                                                                        -----------     -----------
         Increase (decrease) in cash                                                       (120,710)        396,121
Cash, beginning of year                                                                     990,876         594,755
                                                                                        -----------     -----------
Cash, end of year                                                                       $   870,166     $   990,876
                                                                                        ===========     ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                           $         0     $       707
                                                                                        ===========     ===========
     Income taxes                                                                       $   102,443     $   429,618
                                                                                        ===========     ===========





See notes to consolidated financial statements.

SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ACCOUNTING POLICIES AND BASIS OF CONSOLIDATED FINANCIAL STATEMENT
   PRESENTATION

   DESCRIPTION OF BUSINESS - Southland National Insurance Corporation (the Company) was formed in 1969 and is engaged primarily in the life insurance business. Southland National Insurance Corporation is licensed to transact business as an insurer in the states of Alabama, Florida, Georgia, Louisiana, Mississippi, and Tennessee and primarily markets its principal insurance products, pre-need burial policies, through independent agents. The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, changes in interest rates, investment performance, maintenance of insurance ratings, and other factors.

   BASIS OF PRESENTATION - The accompanying consolidated financial statements of Southland National Insurance Corporation and subsidiaries are prepared on the basis of generally accepted accounting principles (GAAP). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see Note
   2).

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A change in estimated reserves of $177,409 was reflected in the Company's fourth quarter results.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Southland National Insurance Corporation and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

   CASH - The Company includes cash on hand and demand deposits reduced by the amount of outstanding checks as cash. All highly liquid debt instruments purchased with an original maturity of three months or less are considered cash equivalents.

   The Company had cash deposits in excess of insured amounts by the FDIC totaling $1,099,128 and $1,270,953 at December 31, 1995 and 1994,
   respectively.

   RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board (FASB) has issued new accounting standards which affect the accompanying financial statements as described below.

   On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). In accordance with the provisions of SFAS No. 115, prior period financial statements were not restated to reflect the change in accounting principle. For the purposes of adopting SFAS No. 115, the Company is required to classify all of its investments in debt and equity securities as either held-to-maturity, trading, or available-for-sale securities. Debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity. At December 31, 1994, the Company had designated a portion of its debt investments as being held-to-maturity and the remaining portion of its debt and all of its equity securities as being available-for-sale. The adoption of SFAS No. 115 at January 1, 1994 resulted in a $175,230 increase in stockholders' equity, net of deferred income taxes of $35,890.

   In November 1995, FASB issued A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Guide to Statement 115). In accordance with the special reclassification assessment provisions contained in the Guide to Statement 115, the Company has elected to reclassify the portion of its portfolio that was previously classified as held-to-maturity to available-for-sale as of December 31, 1995. The Company reclassed securities with an amortized cost of $6,907,796 and a market value of $7,328,567 to available-for-sale. This reclassification resulted in no effect on net income and a $349,240 increase in shareholders' equity, net of deferred income taxes of $71,531.

   In 1995, the Company adopted SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires entities to disclose the fair value of financial instruments. Also, in 1995, the Company adopted new disclosure requirements required by Statement of Position 94-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants concerning disclosures related to estimates used by the Company in the preparation of its financial statements. The adoption of these accounting standards had no effect on the Company's financial statements.

   During 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. The Company's mortgage loans are collateralized by real estate; therefore, any assessment of impairment has been based upon the estimated fair value of the collateral. Based on the Company's evaluation of its mortgage loan portfolio, the Company does not expect any material losses on its mortgage loans and, therefore, no allowance for losses is required under SFAS No. 114 at December 31, 1995.

   In 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company anticipates that the impact of adopting this accounting standard during 1996 will not be material to its financial condition.

   CLAIMS ADMINISTRATION FEES - Claims administration fees are recognized as earned over the related contract period.

   TRADITIONAL LIFE AND HEALTH INSURANCE PRODUCTS - Premiums are reported as earned when due. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of policy acquisition costs in proportion to the recognition of premiums estimated to be earned. Premium revenue is stated net of premiums on insurance ceded to other companies.

   UNIVERSAL LIFE AND INVESTMENT PRODUCTS - Universal life and investment products include universal life insurance, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 5.25% to 8% in 1995.

   DEFERRED POLICY ACQUISITION COSTS - Certain expenses relating to policy issuance and underwriting of policies, all of which generally vary with and are primarily related to the production of new business, are being capitalized as deferred charges. The policy acquisition costs are being amortized over the estimated life of the contract for traditional life insurance products. Acquisition costs for universal life and annuities are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. Acquisition costs are amortized based on estimates of mortality, persistency, expenses, interest rates, and various other factors. The Company periodically updates these estimates and the related amortization based on actual experience. During 1995 and 1994, policy acquisition costs of $377,622 and $945,913, respectively, were deferred. Amortization charged to income amounted to $408,200 and $338,336, respectively, for 1995 and 1994.

   INVESTMENTS - In accordance with SFAS No. 115, the Company has classified its investments as available-for-sale in 1995; and available-for-sale and held-to-maturity in 1994. Investments are reported on the following bases less allowance for uncollectible amounts on investments, if applicable:

     Fixed maturities (bonds and redeemable preferred stocks) - 1995: at current market value; 1994: available-for-sale at current market value, held-to-maturity at amortized cost.

     Equity securities (common and nonredeemable preferred stocks) - at current market value.

     Mortgage loans on real estate - at unpaid balances.

     Policy loans - at unpaid balances.

     Student loans - at unpaid balances.

     Short-term investments - at cost, which approximates current market value.

   Realized gains and losses on sales of investments are computed using the specific identification method and are included in net income. Temporary changes in market values of available-for-sale securities are reflected as unrealized gains or losses directly in shareholders' equity (net of deferred income tax) and accordingly have no effect on net income.

   PROPERTY AND EQUIPMENT - Property and equipment are reported at cost. The Company uses both accelerated and straight-line methods of depreciation based upon the estimated useful lives of the assets. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income. Property and equipment consisted of the following at December 31:

                                                                                            1995            1994
   Land                                                                                  $   71,500      $   71,500
   Building                                                                                 772,113         772,113
   Furniture and equipment                                                                1,128,812       1,132,842
                                                                                         ----------      ----------
                                                                                          1,972,425       1,976,455
   Accumulated depreciation                                                               1,388,393       1,333,025
                                                                                         ----------      ----------
                                                                                         $  584,032      $  643,430
                                                                                         ==========      ==========

   FUTURE POLICY BENEFITS - Liabilities for future policy benefits on traditional life and health insurance products have been computed primarily using the net level premium method based upon estimated future investment yields, mortality and withdrawals. Reserve investment yield assumptions are graded and range from 4% to 8.5%. Benefit reserves for universal life policies represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances.

   CLAIMS - The accrued liability includes estimated unpaid claims reported to the Company and provisions for estimated incurred, but unreported, claims. The provision for estimated incurred, but unreported, claims is an estimate based on historical experience and projected claims. Actual experience will differ from this estimate, however, this difference is not expected to be material to the financial statements. Policy claims are charged to expense in the period that the claims are incurred.

   Activity in the liability for unpaid claims is summarized as follows:

                                                                                            1995            1994
   Balance, beginning of year                                                            $  221,265      $  224,284
     Less reinsurance                                                                        25,373           8,800
                                                                                         ----------      ----------
   Net balance, beginning of year                                                           195,892         215,484
                                                                                         ----------      ----------
   Incurred related to:
     Current year                                                                         1,265,717       1,145,180
     Prior year                                                                              41,832          53,259
                                                                                         ----------      ----------
   Total incurred                                                                         1,307,549       1,198,439
                                                                                         ----------      ----------
   Paid related to:
     Current year                                                                         1,167,877       1,122,216
     Prior year                                                                              61,367          95,815
                                                                                         ----------      ----------
   Total paid                                                                             1,229,244       1,218,031
                                                                                         ----------      ----------
   Net balance, end of year                                                                 274,197         195,892
     Plus reinsurance                                                                       106,000          25,373
                                                                                         ----------      ----------
   Balance, end of year                                                                  $  380,197      $  221,265
                                                                                         ==========      ==========

   DEFERRED INCOME TAXES - The Company accounts for income taxes using the asset and liability method, under which deferred income tax amounts are determined based on the differences between the financial and tax bases of assets and liabilities as of the balance sheet date multiplied by the tax rate estimated to be in effect at the time the differences reverse. Such differences are principally related to the deferral of policy acquisition costs and the provisions for future policy benefits and expenses.

   INCOME PER SHARE - Earnings per share were computed on the basis of the weighted average number of common shares outstanding during the year which was 250,453 for 1995 and 1994.

   RECLASSIFICATIONS - Certain amounts in the 1994 financial statements and accompanying notes have been reclassified to be consistent with 1995. These reclassifications had no effect on previously reported net income or stockholders' equity.



2. RECONCILIATION WITH STATUTORY REPORTING PRACTICES

   Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are provided for temporary differences between financial and taxable earnings; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to stockholders' equity; (e) furniture and equipment, agents' debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items); (f) certain items of interest income, principally accrual of mortgage and bond discounts are amortized differently; and (g) bonds are stated at market instead of amortized cost.

   The reconciliations of net income and stockholders' equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:


                                                                                                    1995
                                                                                        --------------------------
                                                                                        STOCKHOLDERS'       NET
                                                                                           EQUITY          INCOME
                                                                                        ------------      --------
   Amounts shown in statutory statement in conformity with statutory
     reporting practices                                                                 $5,162,277        $599,726
   Asset valuation reserve                                                                  536,018
   Interest maintenance reserve                                                             179,260          43,331
   Non-admitted assets                                                                      189,226
   Deferred policy acquisition costs                                                      2,588,049         (30,578)
   Allowance for uncollectible accounts                                                     (50,000)
   Adjustment to due and deferred premiums                                                  (37,809)        (12,291)
   Adjustment to life reserves                                                             (916,714)        205,528
   Deferred income taxes                                                                   (112,456)         52,414
   Accrued income taxes                                                                                      (5,713)
   Net unrealized gains and losses on investments, net of
     deferred tax                                                                           684,614
   Consolidation of subsidiaries and other adjustments, net                                 128,847          80,170
                                                                                         ----------        --------
     Amounts shown in consolidated financial statements in
       conformity with generally accepted accounting principles                          $8,351,312        $932,587
                                                                                         ==========        ========



                                                                                                     1994
                                                                                         ---------------------------
                                                                                         STOCKHOLDERS'       NET
                                                                                            EQUITY          INCOME
                                                                                         -----------      ----------
   Amounts shown in statutory statement in conformity with statutory
     reporting  practices                                                               $ 4,212,215        $474,310
   Asset valuation reserve                                                                  474,981
   Interest maintenance reserve                                                             135,929         (48,622)
   Non-admitted assets                                                                      218,947
   Cumulative effect of change in accounting principle                                     (175,230)
   Deferred policy acquisition costs                                                      2,618,627          39,923
   Allowance for uncollectible accounts                                                     (50,000)
   Adjustment to due and deferred premiums                                                  (25,518)         (1,030)
   Adjustment to life reserves                                                           (1,252,732)        134,867
   Deferred income taxes                                                                     58,625          20,614
   Accrued income taxes                                                                       5,713           8,657
   Net unrealized gains and losses on investments, net of
     deferred tax                                                                          (701,861)
   Consolidation of subsidiaries and other adjustments, net                                     763          83,498
                                                                                        -----------        --------
     Amounts shown in consolidated financial statements in
       conformity with generally accepted accounting principles                         $ 5,520,459        $712,217
                                                                                        ===========        ========

3. INVESTMENTS

The amortized cost and estimated market values of the Company's investments at December 31 are as follows:

                                                               GROSS          GROSS
                                              AMORTIZED      UNREALIZED     UNREALIZED     FAIR
                                                COST           GAINS          LOSSES      VALUE
                                              ---------      ----------     ----------    ------
   Available-for-sale securities at
     December 31, 1995:
     Fixed maturity securities:
       Corporate bonds                       $ 9,924,289    $  472,530   $   (24,263)   $10,372,556
       U.S. Government bonds                   4,774,146       112,811        (1,337)     4,885,620
       State and municipal bonds                 728,160        30,755          (677)       758,238
       Public utility bonds                    2,311,433       141,368        (3,309)     2,449,492
       Mortgage-backed bonds                   3,141,621       117,314       (20,356)     3,238,579
                                             -----------    ----------   -----------    -----------
                                              20,879,649       874,778       (49,942)    21,704,485

     Equity securities:
       Common stock                              549,039       479,001       (53,931)       974,109
       Preferred stock                         2,952,909        96,661       (31,891)     3,017,679
                                             -----------    ----------   -----------    -----------
                                             $24,381,597    $1,450,440   $  (135,764)   $25,696,273
                                             ===========    ==========   ===========    ===========

                                                               GROSS          GROSS
                                              AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                                COST           GAINS         LOSSES        VALUE
                                              ---------      ----------    ----------    -----------
   Available-for-sale securities at
     December 31, 1994:
     Fixed maturity securities:
       Corporate bonds                       $ 3,530,765    $   16,254   $  (238,155)   $ 3,308,864
       U.S. Government bonds                   3,970,065           475      (156,488)     3,814,052
       State and municipal bonds                 430,240                     (43,253)       386,987
       Public utility bonds                    1,443,336         2,574      (121,255)     1,324,655
       Mortgage-backed bonds                   2,330,285         4,450      (264,032)     2,070,703
                                             -----------    ----------   -----------    -----------
                                              11,704,691        23,753      (823,183)    10,905,261

     Equity securities:
       Common stock                            1,168,262       202,264      (154,800)     1,215,726
       Preferred stock                         2,823,961        21,555      (269,138)     2,576,378
                                             -----------    ----------   -----------    -----------
                                             $15,696,914    $  247,572   $(1,247,121)   $14,697,365
                                             ===========    ==========   ===========    ===========

   Held-to-maturity securities at
     December 31, 1994:
     Fixed maturity securities:
       Corporate bonds                       $ 2,907,220    $   30,683      (152,615)   $ 2,785,288
       U.S. Government bonds                      49,541           959                       50,500
       State and municipal bonds                 144,857                     (12,722)       132,135
       Public utility bonds                      719,920        11,684       (39,441)       692,163
       Mortgage-backed bonds                     660,195        32,849       (20,377)       672,667
                                             -----------    ----------   -----------    -----------
                                             $ 4,481,733    $   76,175   $  (225,155)   $ 4,332,753
                                             ===========    ==========   ===========    ===========

The Company's realized gains and losses on investments are as follows:

                                                  1995          1994
   Securities available-for-sale:
     Fixed maturity securities:
       Gross realized gains                     $ 85,667     $  27,473
       Gross realized losses                     (38,770)      (84,645)
     Equity securities:
       Gross realized gains                       73,036       121,178
       Gross realized losses                     (45,771)     (238,466)
   Securities held-to-maturity:
     Gross realized gains                                        2,710
     Gross realized losses                                          (8)
   Other                                             214
                                                --------     ---------
       Net realized gains (losses)              $ 74,376     $(171,758)
                                                ========     =========


   The change in the Company's unrealized appreciation (depreciation) on fixed-maturity securities was $1,773,246 and $(1,280,993) in 1995 and 1994, respectively; the corresponding amounts for equity securities were $689,459 and $(505,474). The Company's fixed maturity securities and equity securities are recorded at market value in accordance with SFAS No. 115, as previously discussed. The recorded market values will fluctuate with changes in interest rates and other external factors that are beyond the Company's control.

   At December 31, 1995 and 1994, the Company had short-term investments and investments in fixed-maturity securities with a carrying amount of $280,257 and $497,709, respectively, which were on deposit with state insurance departments to satisfy regulatory requirements.

   The amortized cost and estimated fair value of the Company's investments in fixed maturity securities at December 31, 1995, by expected maturity, are shown below. Actual maturities may differ for some securities because borrowers may have the right to call or prepay obligations.

                                              AMORTIZED
   MATURITY:                                    COST        FAIR VALUE
                                             -----------   -----------
   Due in one year or less                   $ 1,055,169   $ 1,063,735
   Due after one year through five years       3,611,223     3,693,903
   Due after five years through ten years      8,234,086     8,545,163
   Due after ten years                         4,837,550     5,163,105
                                             -----------   -----------
                                              17,738,028    18,465,906
   Mortgage-backed securities                  3,141,621     3,238,579
                                             -----------   -----------
     Total                                   $20,879,649   $21,704,485
                                             ===========   ===========

   Income from investments by type of investment is shown below for the years ended December 31:

                                                 1995          1994
   Interest from fixed maturities             $1,363,800    $1,009,954
   Dividends from equity securities              313,955       307,949
   Interest from mortgage loans                   42,854        58,935
   Interest from short-term investments           70,801        43,361
   Other investment income                        39,565        35,871
                                              ----------    ----------
     Total investment income                   1,830,975     1,456,070
   Less: investment expense                      162,959       157,168
                                              ----------    ----------
     Net investment income                    $1,668,016    $1,298,902
                                              ==========    ==========


4. FEDERAL INCOME TAXES

   The Company's effective income tax rate varied from the federal income tax rate as follows:



                                                                  1995       1994
   Statutory federal income tax rate applied to pretax income       34%        34%
   Dividends received deduction                                   (2.0)      (2.3)
   Small life insurance company deduction                        (22.7)     (23.5)
   Alternative minimum tax credit                                  4.8        3.8
   State taxes and other adjustments                               3.8        6.2
                                                                 -----      -----
                                                                  17.9%      18.2%
                                                                 =====      =====


   Details of the deferred tax provision (benefit) consist of:

                                                  1995          1994
   Deferred acquisition costs                  $ (56,976)    $ 170,144
   Benefit and other reserve charges             (51,400)     (211,338)
   Other                                           3,548           (37)
   AMT credit carryforward                       (54,157)      (32,683)
   Change in valuation allowance                 106,571        53,300
                                               ---------     ---------
     Total                                     $ (52,414)    $ (20,614)
                                               =========     =========

   The significant components of net deferred tax assets and liabilities are summarized as follows:

                                                               1995       1994
     Deferred income tax assets:
       Policy and policyholder reserves                     $  801,912  $ 750,512
       Unrealized loss on investments                                     339,846
       Alternative minimum tax credit                          195,845    141,688
       Other                                                                  424
       Valuation allowance                                     (83,388)  (370,237)
                                                            ----------  ---------
                                                               914,369    862,233
                                                            ----------  ---------
     Deferred income tax liabilities:
       Deferred policy acquisition costs                       571,366    628,342
       Unrealized gain on investments                          446,990
       Other                                                     8,469      5,343
                                                            ----------  ---------
                                                             1,026,825    633,685
                                                            ----------  ---------
             Net deferred income tax assets (liabilities)   $ (112,456) $ 228,548
                                                            ==========  =========

   The Company is currently taxed under the tax law's definition of a "small life insurance company", and as a result, it reasonably expects to be subject to the alternative minimum tax (AMT) system in the foreseeable future. As of December 31, 1995, the Company had generated $195,845 of AMT credit carryforwards, which do not expire.

   Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 1994, the Company had established a valuation allowance primarily for a portion of the AMT credit carryforwards, unrealized losses arising from SFAS No. 115, and other deferred tax assets that it determined would not be realizable primarily due to the effects of the Company's small life insurance company tax deduction. As of December 31, 1995, the reduction of the valuation allowance resulted from the recording of unrealized gains arising from SFAS No. 115 in conjunction with the mechanics of the AMT system.

   The Company has accumulated $275,698 in policyholders' surplus through 1983 on which federal income taxes have not been paid as allowed under the Internal Revenue Code. The Code provides that if the Company should take certain specific actions, the tax will become due and payable.

   Changes in the federal income tax laws adopted and effective for 1984 froze the policyholders' surplus at the balance in the account at December 31, 1983. Distributions or transfers from the policyholders' surplus account will result in taxable income as under the prior tax laws. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. The Company does not anticipate involuntarily paying income tax on amounts in the Policyholders' Surplus accounts.

5.    DIVIDENDS TO POLICYHOLDERS

      The Board of Directors is authorized to determine, at its discretion, an amount, if any, to be set aside for the payment of dividends on the Company's Founders' participating policies. Dividends paid in 1995 and 1994 amounted to $6,427 and $8,911, respectively. At December 31, 1995 and 1994, Founders' business constitutes approximately 25% and 24%, respectively, of the number of policies in force, 4% of the life insurance in force for 1995 and 1994, and 4% of life premiums received each year of 1995 and 1994, based on total insurance in force and life premiums revenue, including coinsurance ceded.


6.    PENSION PLAN

      The Company sponsors a 401(k) plan that became effective January 1, 1993, that covers all employees over the age of 21 and who have been employed for at least 90 days. Generally, employees may defer up to 15% of their gross salary into the plan. The employer may make a matching discretionary contribution for the employees. The discretionary contribution will be limited to 5% of the first 6% of salary deferred until April 1, 1994, at which time the discretionary contribution was increased to 10% of the first 6% of salary deferred. The Company contributed $3,587 and $3,845 into the plan for the years ended December 31, 1995, 1994, respectively.


7.    LEASES

      The Company leases certain automobiles and office machinery under operating leases. The future minimum rental payments due under the operating leases are as shown below:

                  1996          1997             THEREAFTER
                $47,291       $12,967               $-0-

       Amounts charged to expense under all operating leases were $46,246 and $39,505 for 1995 and 1994, respectively.



8.    REINSURANCE

      The Company reinsures certain parts of its risks with primarily two insurers under coinsurance agreements. One of the reinsurers is rated A (Excellent) by A.M. Best Company, Inc. and the other reinsurer was given a Financial Performance Rating of 6 (Above Average) by A.M. Best Company, Inc. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. The Company presently retains a maximum of $25,000 on any one insured life.

      The Company has reinsured approximately $135,890,000 and $114,164,000 in face amount of life insurance risks with three insurers representing $504,764 and $513,987 of premium ceded for 1995 and 1994, respectively. In 1995 and 1994, policy and claim reserves relating to insurance ceded of $193,998 and $185,161, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 1995 and 1994, the Company had paid $26,000 and $8,773, respectively, of ceded benefits which are recoverable from reinsurers.



9.    CAPITAL REQUIREMENTS

      The Company does business in six states that have minimum capital requirements from $100,000 to $1,500,000 and surplus requirements from $600,000 to $1,500,000. On May 27, 1994, the stockholders approved an increase in the par value of its common stock from $4 to $6 per share. This increased capital from $1,001,812 to $1,502,718.

      The National Association of Insurance Commissioners (NAIC) has developed risk-based capital requirements that require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures or risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The Company was adequately capitalized under the formula at December 31, 1995 and 1994.


10.   SHAREHOLDER DIVIDEND RESTRICTION

      The Company is restricted in the amount of dividends it may pay out by the insurance regulations of the state of Alabama. Dividends may be paid without the approval of the Alabama Insurance Commissioner up to an amount equal to the greater of 10% of statutory surplus as regards policyholders as of the preceding December 31 or the Company's net statutory gain from operations for the preceding year reduced by dividends paid within the preceding fiscal year. In 1996, the Company could pay dividends up to a maximum of $365,956 without the approval of the Alabama Insurance Commissioner.


11.   THIRD PARTY ADMINISTRATION CONTRACT

      The Company entered into an administrative services contract with the Public Education Employees' Health Insurance Board, effective October 1, 1992, to administer its self-insured insurance program for indemnity, vision, dental and cancer insurance at a set fee based on a per insured basis, which is to be paid to the Administrator monthly. This contract was renewed in 1995 for a period of three years.

      The Company received $1,730,856 and $1,719,571 in 1995 and 1994, respectively, in fees under the contract, which amounted to 19% and 24%, respectively, of total revenues.

      At December 31, 1995 and 1994, the Company was holding cash, related to payments of future contract benefits under this administrative services contract, of $1,209,672 and $915,855, respectively, that was not recorded in the financial statements.


12.   INDUSTRY SEGMENT INFORMATION

      The Company operates in the life, accident and health insurance industry and as a third party administrator. In previous years, the Company disclosed the following business segments: underwriting life, accident and health insurance, operating a third party administrator and insurance broker, and administering claims for a third party for a fee. Due to a decline in the significance of operating as an insurance broker, this business segment has been consolidated into the third party administration segment and the 1994 results have been appropriately restated. The following table sets forth revenues and income before income tax of the Company's business segments for the years ended December 31, 1995 and 1994. Assets are not readily identifiable by business segments. The primary components of revenues are premiums, net investment income, claims administration fees, and realized investment gains and losses. Premiums and claims administration fees are attributed directly to each business segment. Net investment income and realized investment gains and losses are allocated based on premium revenue.
      There are no intersegment transactions.

                                                  1995          1994
      TOTAL REVENUES
      Life                                    $6,862,167    $4,809,404
      Accident and health                          1,752        10,008
      Third party administrator                2,486,276     2,488,493
                                              ----------    ----------
                                              $9,350,195    $7,307,905
                                              ==========    ==========

      INCOME BEFORE INCOME TAX
        AND EXTRAORDINARY ITEM

      Life                                    $  332,392    $   (3,144)
      Accident and health                            232         8,380
      Third party administrator                  802,918       865,124
                                              ----------    ----------
                                              $1,135,542    $  870,360
                                              ==========    ==========


13.   CONTINGENCIES

      Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

      A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. The Company, like other life and health insurers, from time to time is involved in such litigation. Although the outcome of any such litigation cannot be predicted with certainty, the Company believes that such litigation will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      MORTGAGE LOANS ON REAL ESTATE - The fair value of mortgage loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      STUDENT LOANS - The fair value of student loans is estimated using the next available discounted sales price from Sallie Mae.

      POLICY LOANS - It is not practicable to determine the market value of policy loans since there is no stated maturity, and policy loans are often repaid by reduction to policy benefits. Policy loan interest rates generally range from 6% to 8%.

      ANNUITIES - The fair value of annuities is estimated to be the surrender value, which approximates market value.

      The carrying amounts and estimated market values of the Company's financial instruments at December 31, 1995 are as follows:

                                                            ESTIMATED
                                               CARRYING      MARKET
                                               AMOUNTS       VALUES
                                             -----------   -----------
      Financial assets:
        Investments:
          Fixed maturities                   $21,704,485   $21,704,485
          Equity securities                    3,991,788     3,991,788
          Mortgage loans on real estate          370,056       424,742
          Student loans                          198,342       199,880
          Policy loans                           226,739       226,739
          Short-term investments                 969,696       969,696
        Cash                                   1,095,423     1,095,423
                                             -----------   -----------
                                             $28,556,529   $28,612,753
                                             ===========   ===========
      Financial liabilities:
        Annuities                            $   475,224   $   475,224
                                             -----------   -----------
                                             $   475,224   $   475,224
                                             ===========   ===========