Form 10QSB
period 1996-03-31
SOUTHLAND NATIONAL INSURANCE CORP
filed 1996-05-13
CIK 71546

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------------

 For the Quarter Ended March 31, 1996      Commission file number 2-40019.
                       -------------------                        --------

                  SOUTHLAND NATIONAL INSURANCE CORPORATION
- ------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        Alabama                                            63-0572745
- --------------------------------               --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                Number)


 1812 University Blvd., Tuscaloosa, AL                     35401
- ----------------------------------------       --------------------------------
(Address of principal executive offices)                (Zip Code)


(Issuer's telephone number, including area code)       (205) 345-7410
                                                -------------------------------

                                    None
- -------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

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

                      Common Stock $6 par value - 250,453
                      -----------------------------------

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                          CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
                                     ASSETS

                                                                           March 31,            December 31,
                                                                             1996                   1995
                                                                         -------------          ------------
                                                                                      (Unaudited)
Investments:
    Securities available-for-sale, at fair value:
         Fixed maturities (amortized cost: 1996-
         $22,894,255   1995-$20,879,649)                                 $22,923,561             $21,704,485
         Equity securities (cost: 1996-$3,258,287
         1995-$3,501,948)                                                  3,704,446               3,991,788
    Mortgage loans on real estate                                            362,333                 370,056
    Policy loans                                                             225,427                 226,739
    Student loans                                                            205,731                 198,392
    Short-term investments                                                   621,026                 969,696
    Restricted short-term investments                                        225,257                 225,257
                                                                          ----------             -----------

         Total Investments                                                28,267,781              27,686,413

Cash                                                                         548,171                 870,166

Accrued Investment Income                                                    376,463
                                                                                                     358,503

Accounts Receivable:
    Uncollected premium                                                       19,280                  26,549
    Receivable from reinsurers                                               205,539                 227,243
    Other receivables and agents' balances (net of
    $50,000 allowed for uncollectible accounts)                              106,217                 104,690
    -------                                                              -----------             -----------

         Total Accounts Receivable                                           331,036                 358,482

Deferred Policy Acquisition Costs                                          2,604,859               2,588,049

Property & Equipment(net)                                                    605,376                 584,032

Other                                                                         66,028                 66,042
                                                                         -----------             ----------

         TOTAL ASSETS                                                    $32,799,714             $32,511,687
                                                                         ===========             ===========

                                    SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                                                       Tuscaloosa, Alabama

                                                   CONSOLIDATED BALANCE SHEETS
                         -------------------------------------------------------------------------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------

                                                                            March 31,           December 31,
                                                                               1996                 1995
                                                                          -------------         ------------
                                                                                      (Unaudited)
Liabilities:
    Policy liabilities and accruals:
         Future policy benefits:
           Life insurance                                                  $ 23,331,303            $ 22,300,051
           Accident and health                                                    3,124                   3,124
    Accrued claims payable                                                      255,584                 300,197
    Unearned Premiums                                                            23,720                  20,694
                                                                           ------------            ------------

         Total Policy Liabilities and Accruals                               23,613,731              22,624,066

    Annuity deposits                                                          1,041,312               1,017,394
    Other Policyholders' funds                                                  110,376                 104,526
    Income tax payable                                                           31,388                  17,580
    Deferred Income Taxes                                                        19,256                 112,456
    Other liabilities                                                           247,797                 284,353
                                                                           ------------            ------------

         Total Liabilities                                                   25,063,860              24,160,375
                                                                           ------------            ------------


Stockholders' Equity:
    Common Stock, $6 par value, 1,250,000 shares
         authorized, 250,453 shares issued and
         outstanding in 1996 and 1995                                         1,502,718               1,502,718
    Capital in excess of par value                                              269,331                 269,331
    Unrealized investment gains (losses)-net of
      deferred income taxes of $80,829 and
      $223,495 at March 31, 1996 and December 31,
      1995, respectively                                                        394,636               1,091,181
    Retained earnings                                                         5,569,169               5,488,082
                                                                           ------------            ------------


         Stockholders' Equity                                                 7,735,854               8,351,312
                                                                           ------------            ------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 32,799,714            $ 32,511,687
                                                                           ============            ============

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the Three Months Ended March 31, 1996 and the Year Ended December 31, 1995

                                   Common Stock
                                   ------------             Capital     Net Unrealized
                                                           Excess of     Investments         Retained
                                Shares       Amount        Par Value    Gains/(Losses)       Earnings            Total
                                ------       ------        ---------    --------------       --------            -----
Balance, January 1,1995         250,453    $1,502,718       $269,331       $(829,626)       $4,578,036         $5,520,459

Cash Dividends
($.09 per share)                                                                               (22,541)           (22,541)

Reclassification of held-
to-maturity investments to
available-for-sale, net of
deferred income taxes of
$71,531                                                                      349,240                              349,240

Increase (Decrease) in
unrealized investments
gains or (losses), net
of deferred income taxes
of $321,887                                                                1,571,567                            1,571,567

Net Income for the year                                                                        932,587            932,587

                                -------    ----------       --------      ----------        ----------         ----------

Balance, December 31,1995       250,453    $1,502,718       $269,331      $1,091,181        $5,488,082         $8,351,312

Increase (Decrease) in
unrealized investments
gains or (losses)-net of
deferred income taxes of
($142,666)                                                                  (696,545)                            (696,545)

Cash Dividends
($.10 per share)                                                                               (25,045)           (25,045)

Net Income for the three
months ended March 31, 1996                                                                    106,132            106,132

                                -------    ----------       --------        --------        ----------         ----------

Balance, March 31, 1996         250,453    $1,502,718       $269,331        $394,636        $5,569,169         $7,735,854

                                =======    ==========       ========        ========        ==========         ==========

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                       CONSOLIDATED STATEMENTS OF INCOME
- -------------------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                                 March 31,          March 31,
                                                                                    1996               1995
                                                                                -----------        -----------
                                                                                         (Unaudited)
Revenues:
    Traditional life and other premiums                                         $ 1,507,106        $   717,809
    Universal life policy charges                                                   144,905            159,392
    Net investment income                                                           432,502            357,366
    Other income:
         Realized gains (losses) on investments                                      (7,627)           (17,561)
         Claims administration fees                                                 568,807            619,254
         Miscellaneous income                                                        23,106              7,189
                                                                                -----------        -----------

           Total Revenues                                                         2,668,799          1,843,449

Benefits, Losses and Expenses:
    Benefits, claims, losses and settlement expenses:
         Death and other benefits                                                   590,456            285,541
         Increase in future policy benefits                                       1,027,694            514,758
                                                                                 ----------        -----------

                                                                                  1,618,150            800,299
Underwriting, acquisition and insurance expenses:
    Amortization of deferred policy acquisition costs                                53,191             64,792
    Commissions                                                                     162,398            119,331
    Other Operating expenses                                                        648,074            545,193
                                                                                -----------        -----------

                                                                                    863,663            729,316
                                                                                -----------        -----------

Income before Income Tax Expense                                                    186,986            313,834

Income Tax Expense (Benefit):
    Currently                                                                        31,388             64,777
    Deferred                                                                         49,466             (4,594)
                                                                                -----------        -----------

                                                                                     80,854             60,183
                                                                                -----------        -----------

         NET INCOME                                                             $   106,132        $   253,651
                                                                                ===========        ===========


         NET INCOME PER SHARE                                                   $       .42        $      1.01
                                                                                ===========        ===========

         Dividends Declared PER SHARE                                           $       .10        $       .09
                                                                                ===========        ===========

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------

                                                                                      Three Months ended
                                                                              March 31,            March 31,
                                                                                  1996                1995
                                                                             ------------        -------------
                                                                                        (Unaudited)
Operating Activities:
    Net income                                                                   $  106,132        $   253,651

    Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Increase) Decrease in accrued investment income                               (18,348)            20,444
     (Increase) Decrease in accounts receivable and
         agents balances, and reinsurance recoverable                                27,446             26,542
     Increase (Decrease) in future policy benefits                                1,036,938            545,933
     Increase (Decrease) in accrued claims                                          (44,613)            10,886
     Increase (Decrease) in other policyholders' funds                               27,108             32,128
     Increase (Decrease) in accrued expenses and other
         liabilities                                                               (22,736)           (51,981)
     Policy acquisition costs deferred                                              (70,001)           (79,679)
     Amortization of policy acquisition costs                                        53,191             64,792
     Provision for depreciation                                                      20,479             22,785
     Provision for deferred income tax                                               49,466             (4,594)
     Net realized (gains) losses on investments                                       7,627             17,561
                                                                                 ----------        -----------
             Net Cash Provided(Used) by Operation Activities                      1,172,689            858,468

Investing Activities:
      Purchases of investments and loans made                                   (3,453,941)        (2,714,529)
      Sales, maturities and repayments of investments and loans                  1,677,455          1,629,070
      Purchase of property and equipment                                           (41,823)            (6,624)
      (Increase) Decrease in short term investments                                348,670             15,733
                                                                                 ----------        -----------

             Net Cash (Used) by Investing Activities                             (1,469,639)        (1,076,350)
Financing Activities:

      Dividends to shareholders                                                     (25,045)           (22,541)
                                                                                 ----------        -----------
      Net Cash Provided (Used) by Financing Activities                              (25,045)           (22,541)
                                                                                 ----------        -----------

             Increase (Decrease) in Cash                                           (321,995)          (240,423)


         Cash at beginning of year                                                  870,166          1,115,876
                                                                                 ----------        -----------

         Cash at end of period                                                   $  548,171        $   875,453
                                                                                 ==========        ===========


          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Southland National Insurance Corporation and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE B -- CHANGES IN ACCOUNTING PRINCIPLES AND POLICIES

The amortized cost and estimated market values of the Company's investments are shown on the following page.

Fair values are based on quoted market prices, where available. For securities not actively traded or in the case of private placements, fair values are estimated using values obtained from independent pricing services.


NOTE C --

On March 1, 1996, the Board of Directors declared a cash dividend to be paid on the Company's common stock at the rate of $.10 per share. The cash dividend was paid on April 15, 1996, to shareholders of record on March 29, 1996.

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

                                                                             Gross              Gross
                                                   Amortized              Unrealized         Unrealized                  Fair
                                                     Cost                    Gains             Losses                   Value

                                         -------------------------------------------------------------------------------------------


Available-for-sale securities at
March 31, 1996:

  Fixed maturity securities:

     Corporate bonds                              $  9,810,734          $   229,053         $   (139,713)         $    9,900,074
     U. S. Government bonds                          6,130,238               38,853              (80,065)              6,089,026
     State and municipal bonds                         727,987                9,827               (5,701)                732,113
     Public utility bonds                            2,601,988               51,542              (32,240)              2,621,290
     Mortgage-backed bonds                           3,623,308               63,105             (105,355)              3,581,058
                                                  ------------          -----------         ------------          --------------

                 Total                              22,894,255              392,380             (363,074)             22,923,561

  Equity securities:

     Common stock                                      509,633              456,693              (32,729)                933,597
     Preferred stock                                 2,748,654               53,700              (31,505)              2,770,849
                                                  ------------          -----------         ------------          --------------

                 Total                            $ 26,152,542          $   902,773         $   (427,308)         $   26,628,007
                                                  ============          ===========         ============          ==============


Available-for-sale securities at
December 31, 1995:

  Fixed maturity securities:

     Corporate bonds                             $   9,924,289          $   472,530         $    (24,263)         $   10,372,556
     U. S. Government bonds                          4,774,146              112,811               (1,337)              4,885,620
     State and municipal bonds                         728,160               30,755                 (677)                758,238
     Public utility bonds                            2,311,433              141,368               (3,309)              2,449,492
     Mortgage-backed bonds                           3,141,621              117,314              (20,356)              3,238,579
                                                 -------------          -----------         ------------          --------------

                 Total                              20,879,649              874,778              (49,942)             21,704,485

  Equity securities:

     Common stock                                      549,039              479,001              (53,931)                974,109
     Preferred stock                                 2,952,909               96,661              (31,891)              3,017,679
                                                 -------------          -----------         ------------          --------------
                 Total                           $  24,381,597          $ 1,450,440         $   (135,764)         $   25,696,273
                                                 =============          ===========         ============          ==============

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

        FOR THE PERIOD OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

The first three months of 1996 produced a net profit of $106,132 compared to net income of $253,651 for the first three months of 1995. Although total revenues increased 45%, total expenses increased 62%, resulting in lower profits.

Premium and policy fee revenues for the first three months of 1996 increased approximately 88% over the first three months of 1995, due to increased premiums in the pre-need line of business. This more than offset reductions in group life premiums, where our group contracts were terminated during the first quarter, and reductions in claim administration revenues.

Revenues attributable to TPA claim administration services provided by SIMA, the Company's wholly owned subsidiary, decreased approximately 4% to $168,370 from $174,807 for the three months of 1996 and 1995, respectively. Claim administration revenues related to the Company's agreement with the Public Education Health Insurance Board ("PEHIP") decreased 10% as a result of a new fee structure upon renewal of the contract in October 1995.

Total benefits, losses, and expenses increased approximately 62% to $2,481,813 from $1,529,615 for the first three months of 1996 and 1995, respectively. Death and other policy benefits increased 107% due to higher than expected mortality in universal life and pre-need lines of business along with an increase in surrender benefits paid for the first quarter of 1996 compared to the same time period of 1995. Future policy benefits, commissions, and other operating expenses all increased as a result of an increased volume of sales. Management has made a conscious effort to increase market share. While this effort has started to result in increased business, expenses in the short run have also increased. Although this trend will probably continue in the short run, management is confident that these efforts will result in longer term profitability.

Net investment income increased over 21% as cash and invested assets increased 4% for the three month period from $27,241,903 at December 31, 1995 to $28,340,487 at March 31, 1996, before any adjustment to market value as described in Note B of the Notes to Consolidated Financial Statements of the Company and its subsidiaries, which appear elsewhere herein. Cash flow from operations is adequate to fund current operating needs.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SOUTHHLAND NATIONAL INSURANCE CORPORATION
                                       -----------------------------------------




Date:           5/09/96                By: /s/ William H. Lanford
     ----------------------------          -------------------------------------
                                            W.H. Lanford
                                            President




Date:           5/09/96                By: /s/ Ronald J. Koch
     ----------------------------          -------------------------------------
                                            Ronald J. Koch
                                            Secretary