Form 10QSB
period 1996-06-30
SOUTHLAND NATIONAL INSURANCE CORP
filed 1996-08-02
CIK 71546

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------


    For the Quarter Ended    June 30, 1996   Commission file number 2-40019.
                          -----------------                         -------


                   SOUTHLAND NATIONAL INSURANCE CORPORATION
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Alabama                                     63-0572745
- --------------------------------        ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)           Number)


1812 University Blvd., Tuscaloosa, AL                     35401
- ----------------------------------------     -----------------------------------
(Address of principal executive offices)               (Zip Code)


(Issuer's telephone number, including area code)     (205) 345-7410
                                                 -------------------------------

                                      None
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

                      Common Stock $6 par value - 250,453
                      -----------------------------------

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                          CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------
                                    ASSETS

                                                                     June 30,      December 31,
                                                                      1996             1995
                                                                   -----------    -------------
                                                                           (Unaudited)
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturities (amortized cost: 1996-
    $24,723,670   1995-$20,879,649)                                $24,443,506      $21,704,485
    Equity securities (cost: 1996-$3,149,635
    1995-$3,501,948)                                                 3,485,009        3,991,788
  Mortgage loans on real estate                                        331,244          370,056
  Policy loans                                                         214,221          226,739
  Student loans                                                        143,630          198,392
  Short-term investments                                               810,938          969,696
  Restricted short-term investments                                    325,257          225,257
                                                                   -----------      -----------

         Total Investments                                          29,753,805       27,686,413

Cash                                                                   808,209          870,166

Accrued Investment Income                                              421,758          358,503

Accounts Receivable:
  Uncollected premium                                                   20,038           26,549
  Receivable from reinsurers                                           201,184          227,243
  Other receivables and agents' balances (net of
  $50,000 allowed for uncollectible accounts)                           90,826          104,690
                                                                   -----------      -----------

         Total Accounts Receivable                                     312,048          358,482


  Deferred Policy Acquisition Costs                                  2,598,406        2,588,049

  Deferred Income Tax                                                   56,078              ---

  Property & Equipment(net)                                            584,495          584,032

  Other                                                                 66,028           66,042
                                                                   -----------      -----------

         TOTAL ASSETS                                              $34,600,827      $32,511,687
                                                                   ===========      ===========

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                          CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,   December 31,
                                                        1996         1995
                                                     -----------  -----------
                                                             (Unaudited)

   Liabilities:
     Policy liabilities and accruals:
         Future policy benefits:
             Life insurance                          $25,158,310  $22,300,051
             Accident and health                           3,124        3,124
     Accrued claims payable                              293,259      300,197
     Unearned Premiums                                    24,013       20,694
                                                     -----------  -----------

             Total Policy Liabilities and Accruals    25,478,706   22,624,066

     Annuity deposits                                  1,046,963    1,017,394
     Other Policyholders' funds                          139,784      104,526
     Income tax payable                                   36,533       17,580
     Deferred Income Taxes                                   ---      112,456
     Other liabilities                                   219,447      284,353
                                                     -----------  -----------

             Total Liabilities                        26,921,433   24,160,375
                                                     -----------  -----------

   Stockholders' Equity:
     Common Stock, $6 par value, 1,250,000 shares
         authorized, 250,453 shares issued and
         outstanding in 1996 and 1995                  1,502,718    1,502,718
     Capital in excess of par value                      269,331      269,331
     Unrealized investment gains (losses)-net of
         deferred income taxes of $8,499 and
         $223,495 at June 30, 1996 and December 31,
         1995, respectively                               46,711    1,091,181
     Retained earnings                                 5,860,634    5,488,082
                                                     -----------  -----------

             Stockholders' Equity                      7,679,394    8,351,312
                                                     -----------  -----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $34,600,827  $32,511,687
                                                     ===========  ===========

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the Six Months Ended June 30, 1996 and the Year Ended December 31, 1995

                                  Common Stock
                                  ------------         Capital     Net Unrealized
                                                      Excess of     Investments      Retained
                               Shares      Amount     Par Value    Gains/(Losses)    Earnings      Total
                               ------      ------     ---------    --------------    --------      -----
Balance, January 1, 1995      250,453    $1,502,718    $269,331       $(829,626)    $4,578,036   $5,520,459

Cash Dividends
($.09 per share)                                                                       (22,541)     (22,541)

Reclassification of held-
to-maturity investments to
available-for-sale, net of
deferred income taxes of
$71,531                                                                 349,240                     349,240

Increase (Decrease) in
unrealized investments
gains or (losses), net
of deferred income taxes
of $321,887                                                           1,571,567                   1,571,567

Net Income for the year                                                                932,587      932,587
                              -------    ----------    --------     -----------     ----------   ----------

Balance, December 31, 1995    250,453    $1,502,718    $269,331      $1,091,181     $5,488,082   $8,351,312

Increase (Decrease) in
unrealized investments
gains or (losses)-net of
deferred income taxes of
($214,996)                                                           (1,044,470)                 (1,044,470)

Cash Dividends
($.10 per share)                                                                       (25,045)     (25,045)

Net Income for the six
months ended June 30, 1996                                                             397,597      397,597

                              -------    ----------    --------     -----------     ----------   ----------

Balance, June 30, 1996        250,453    $1,502,718    $269,331     $    46,711     $5,860,634   $7,679,394
                              =======    ==========    ========     ===========     ==========   ==========

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama

                      CONSOLIDATED STATEMENTS OF INCOME

- -------------------------------------------------------------------------------

                                                               Six Months Ended
                                                            June 30,      June 30,
                                                              1996          1995
                                                          ------------   -----------
                                                                  (Unaudited)



Revenues:
      Traditional life and other premiums                 $ 3,753,551   $ 2,377,947
      Universal life policy charges                           298,822       314,507
      Net investment income                                   917,341       771,916
      Other income:
         Realized gains (losses) on investments                 5,793       (10,037)
         Claims administration fees                         1,146,040     1,239,383
         Miscellaneous income                                  52,754        17,512
                                                          -----------   -----------

             Total Revenues                                 6,174,301     4,711,228

Benefits, Losses and Expenses:
     Benefits, claims, losses and settlement expenses:
         Death and other benefits                             984,933       631,341
         Increase in future policy benefits                 2,810,961     1,498,765
                                                          -----------   -----------
                                                            3,795,894     2,130,106
Underwriting, acquisition and insurance expenses:
     Amortization of deferred policy acquisition costs        123,838       184,782
     Commissions                                              376,797       380,937
     Other Operating expenses                               1,333,269     1,172,398
                                                          -----------   -----------

                                                            1,833,904     1,738,117
                                                          -----------   -----------

Income before Income Tax Expense                              544,503       843,005

Income Tax Expense (Benefit):
     Currently                                                100,444       162,066
     Deferred                                                  46,462       (11,762)
                                                          -----------   -----------

                                                              146,906       150,304
                                                          -----------   -----------

        NET INCOME                                        $   397,597   $   692,701
                                                          ===========   ===========

        NET INCOME PER SHARE                              $      1.59    $     2.77
                                                          ===========   ===========

        Dividends Declared PER SHARE                      $       .10    $      .09
                                                          ===========    ==========

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

- -------------------------------------------------------------------------------

                                                                    Six Months ended
                                                                June 30,       June 30,
                                                                  1996           1995
                                                              ------------   -----------
                                                                       (Unaudited)
Operating Activities:
     Net income                                              $   397,597    $   692,701

     Adjustments to reconcile net income to net cash
       provided by operating activities:
       (Increase) Decrease in accrued investment income          (63,193)        (4,987)
       (Increase) Decrease in accounts receivable and
          agents balances, and reinsurance recoverable            46,434        115,545
       Increase (Decrease) in future policy benefits           2,865,747      1,576,562
       Increase (Decrease) in accrued claims                      (6,938)        11,473
       Increase (Decrease) in other policyholders' funds          60,658         30,032
       Increase (Decrease) in accrued expenses and other
          liabilities                                            (45,941)       (15,468)
       Policy acquisition costs deferred                        (134,195)      (162,699)
       Amortization of policy acquisition costs                  123,838        184,782
       Provision for depreciation                                 41,359         46,470
       Provision for deferred income tax                          46,462        (11,762)
       Net realized (gains) losses on investments                 (5,793)        10,037
                                                             -----------    -----------
          Net Cash Provided(Used) by Operation Activities      3,326,035      2,472,686

Investing Activities:
       Purchases of investments and loans made                (6,352,853)    (5,718,693)
       Sales, maturities and repayments of investments
            and loans                                          2,972,971      3,988,718
       Purchase of property and equipment                        (41,823)       (28,404)
       (Increase) Decrease in short term investments              58,758     (1,018,512)
                                                             -----------   ------------

          Net Cash (Used) by Investing Activities             (3,362,947)    (2,776,891)

Financing Activities:

       Dividends to shareholders                                 (25,045)       (22,541)
                                                             -----------    -----------
       Net Cash Provided (Used) by Financing
         Activities                                              (25,045)       (22,541)
                                                             -----------    -----------

              Increase (Decrease) in Cash                        (61,957)      (326,746)

              Cash at beginning of year                          870,166      1,115,876
                                                             -----------    -----------

              Cash at end of period                          $   808,209    $   789,130
                                                             ===========    ===========

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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


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

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE B -- Continued
                                                                  Gross          Gross
                                              Amortized         Unrealized     Unrealized        Fair
                                                Cost              Gains          Losses         Value
                                           --------------------------------------------------------------

Available-for-sale securities at
June 30, 1996:

   Fixed maturity securities:

       Corporate bonds                      $ 10,248,360   $     162,968    $  (204,538)   $   10,206,790
       U.S. Government bonds                   7,479,023          30,782       (160,015)        7,349,790
       State and municipal bonds                 753,119           4,897        (11,677)          746,339
       Public utility bonds                    2,721,393          37,393        (53,034)        2,705,752
       Mortgage-backed bonds                   3,521,775          50,664       (137,604)        3,434,835
                                            ------------   -------------    -----------    --------------

                Total                         24,723,670         286,704       (566,868)       24,443,506

   Equity securities:

      Common stock                               497,561         416,664        (31,030)          883,195
      Preferred stock                          2,652,074          25,238        (75,498)        2,601,814
                                            ------------   -------------    -----------     -------------

                Total                       $ 27,873,305   $     728,606    $  (673,396)    $  27,928,515
                                            ============   =============    ===========     =============


Available-for-sale securities at
December 31, 1995:

  Fixed maturity securities:

      Corporate bonds                       $  9,924,289   $     472,530    $   (24,263)     $ 10,372,556
      U. S. Government bonds                   4,774,146         112,811         (1,337)        4,885,620
      State and municipal bonds                  728,160          30,755           (677)          758,238
      Public utility bonds                     2,311,433         141,368         (3,309)        2,449,492
      Mortgage-backed bonds                    3,141,621         117,314        (20,356)        3,238,579
                                             -----------   -------------      ----------      -----------

                Total                         20,879,649         874,778        (49,942)       21,704,485


  Equity securities:


    Common stock                                 549,039         479,001        (53,931)          974,109
    Preferred stock                            2,952,909          96,661        (31,891)        3,017,679
                                             -----------    ------------      ----------     ------------
                Total                        $24,381,597    $  1,450,440     $ (135,764)     $ 25,696,273
                                             ===========    ============     ===========     ============

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

           FOR THE PERIOD OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

The first six months of 1996 produced a net profit of $397,597 compared to net income of $692,701 for the first six months of 1995. Although total revenues increased 31%, total expenses increased 45% primarily because of increases in future policy benefits and death benefits, resulting in lower profits.

Premium and policy fee revenues for the first six months of 1996 increased approximately 44% over the first six months of 1995, due to increased premiums in the pre-need line of business. Second quarter premium revenues increased 45% over the first three months of 1996 due to increased sales as both first year and renewal premium increased. This more than offset reductions in group life premiums, where our group contracts were terminated during the first quarter, and reductions in claim administration revenues.

Revenues attributable to TPA claim administration services provided by SIMA, the Company's wholly owned subsidiary, decreased approximately 2% to $343,814 from $350,038 for the six months of 1996 and 1995, respectively. Claim administration revenues related to the Company's agreement with the Public Education Health Insurance Board ("PEHIP") decreased 10% to $802,226 from $889,345 for the six months of 1996 and 1995, respectively, as a result of a new fee structure upon renewal of the contract in October 1995.

Total benefits, losses, and expenses increased approximately 45% to $5,629,798 from $3,868,223 for the first six months of 1996 and 1995, respectively. Death and other policy benefits increased 56% due to higher than expected mortality in the pre-need line of business along with an increase in surrender benefits paid for the first six months of 1996 compared to the same time period of 1995. Future policy benefits and other operating expenses increased as a result of an increased volume of sales. Operating expenses for SIMA increased approximately 15% due primarily to increased marketing activities related to obtaining and keeping market share. Management has made a conscious effort to increase market share. While this effort has started to result in increased business, expenses in the short run have also increased. The Company has been accepted to do business in Arkansas by the Arkansas Insurance Department, with an application still pending in North Carolina.

Net investment income increased approximately 19% as cash and invested assets increased 12% for the six month period from $27,241,903 at December 31, 1995 to $30,506,804 at June 30, 1996, before any adjustment to market value as described in Note B of the Notes to Consolidated Financial Statements of the Company and its subsidiaries, which appear elsewhere herein. Cash flow from operations is adequate to fund current operating needs.

On July 26, 1996, Southland National Insurance Corporation (Southland) announced an agreement in principle, providing for the acquisition of Southland by Collateral Investment Corp. (CIC). The acquisition will be accomplished through a merger of Southwide Life, a Birmingham, Alabama-based insurance company subsidiary of CIC, into Southland. Southland will become a wholly owned subsidiary of CIC. In the merger, each of the approximately 250,000 outstanding shares of Southland common stock will be exchanged for $38.00 per share in cash. The News Release is being filed as an exhibit to this 10QSB report and is hereby incorporated by reference.

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama


                                   PART II


ITEM 5

On July 26, 1996, the Board of Directors of Southland National Insurance Corporation (Southland) announced an agreement in principle, providing for the acquisition of Southland by Collateral Investment Corp.(CIC). The acquisition will be accomplished through a merger of Southwide Life, a Birmingham, Alabama-based insurance company subsidiary of Collateral Investment Corp., into Southland. Southland will become a wholly owned subsidiary of CIC. In the merger, each of the approximately 250,000 outstanding shares of Southland common stock will be exchanged for $38.00 per share in cash. The News Release is being filed as an exhibit to this report, as indicated below.

Exhibit 10(c) News Release dated July 26, 1996, regarding proposed acquisition of Southland National Insurance Corporation by Collateral Investment Corp.

Exhibit 27 Financial Data Schedule (for SEC use only).

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SOUTHLAND NATIONAL INSURANCE CORPORATION
                                       ----------------------------------------



Date:             7/31/96                 By: /s/ William H. Lanford
     --------------------------------         ---------------------------------
                                              W.H. Lanford
                                              President




Date:             7/31/96                 By: /s/ Ronald J. Koch
     --------------------------------         ---------------------------------
                                              Ronald J. Koch
                                              Secretary