Form 10QSB
period 1996-09-30
SOUTHLAND NATIONAL INSURANCE CORP
filed 1996-11-07
CIK 71546

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ------------------------
 For the Quarter Ended   September 30, 1996   Commission file number 2-40019.
                      -----------------------                        -------

                  SOUTHLAND NATIONAL INSURANCE CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Alabama                                          63-0572745
--------------------------------              ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                Number)


 1812 University Blvd., Tuscaloosa, AL                        35401
----------------------------------------           -----------------------------
(Address of principal executive offices)                    (Zip Code)


(Issuer's telephone number, including area code)       (205) 345-7410
                                                --------------------------------

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

                      Common Stock $6 par value - 250,453

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama

                         CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                     ASSETS
                                                                         September 30,          December 31,
                                                                             1996                   1995
                                                                         -------------          ------------
                                                                                      (Unaudited)

Investments:
  Securities available-for-sale, at fair value:
     Fixed maturities (amortized cost: 1996-
     $25,237,693   1995-$20,879,649)                                       $25,042,174           $21,704,485
     Equity securities (cost: 1996-$3,019,094
     1995-$3,501,948)                                                        3,508,456             3,991,788
  Mortgage loans on real estate                                                290,101               370,056
  Policy loans                                                                 213,353               226,739
  Student loans                                                                142,255               198,392
  Short-term investments                                                     2,044,941               969,696
  Restricted short-term investments                                            325,257               225,257
                                                                           -----------           -----------

     Total Investments                                                      31,566,537            27,686,413

Cash                                                                         1,556,104               870,166

Accrued Investment Income                                                      429,701               358,503


Accounts Receivable:
  Uncollected premium                                                           19,655                26,549
  Receivable from reinsurers                                                   197,974               227,243
  Other receivables and agents' balances (net of
  $50,000 allowed for uncollectible accounts)                                   80,995               104,690
  -------                                                                  -----------           -----------

     Total Accounts Receivable                                                 298,624               358,482

Deferred Policy Acquisition Costs                                            2,576,431             2,588,049

Deferred Income Tax                                                             65,577                   ---

Property & Equipment(net)                                                      564,191               584,032
Other                                                                           66,028                66,042
                                                                           -----------           -----------

     TOTAL ASSETS                                                          $37,123,193           $32,511,687
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

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama

                         CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30,         December 31,
                                                                               1996                 1995
                                                                          -------------         ------------
                                                                                      (Unaudited)

Liabilities:
  Policy liabilities and accruals:
     Future policy benefits:
        Life insurance                                                     $27,257,220           $22,300,051
        Accident and health                                                      3,124                 3,124
  Accrued claims payable                                                       199,265               300,197
  Unearned Premiums                                                             28,092                20,694
                                                                           -----------           -----------

        Total Policy Liabilities and Accruals                               27,487,701            22,624,066

  Annuity deposits                                                           1,040,651             1,017,394
  Other Policyholders' funds                                                   196,646               104,526
  Income tax payable                                                             5,519                17,580
  Deferred Income Taxes                                                            -0-               112,456
  Other liabilities                                                            229,569               284,353
                                                                           -----------           -----------

        Total Liabilities                                                   28,960,086            24,160,375
                                                                           -----------           -----------


Stockholders' Equity:
  Common Stock, $6 par value, 1,250,000 shares
     authorized, 250,453 shares issued and
     outstanding in 1996 and 1995                                            1,502,718             1,502,718
  Capital in excess of par value                                               269,331               269,331
  Unrealized investment gains (losses)-net of
     deferred income taxes of $49,953 and
     $223,495 at September 30, 1996 and December 31,
     1995, respectively                                                        243,890             1,091,181
  Retained earnings                                                          6,147,168             5,488,082
                                                                           -----------           -----------

        Stockholders' Equity                                                 8,163,107             8,351,312
                                                                           -----------           -----------



        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $37,123,193           $32,511,687
                                                                           ===========           ===========

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the Nine Months Ended September 30, 1996 and the Year Ended December 31,
                                     1995


                                           Common Stock             Capital         Net Unrealized
                                           ------------            Excess of         Investments        Retained
                                      Shares         Amount        Par Value        Gains/(Losses)      Earnings        Total
                                      ------         ------        ---------        --------------      --------        -----
Balance, January 1,1995              250,453       $1,502,718       $269,331          $(829,626)       $4,578,036     $5,520,459

Cash Dividends
($.09 per share)                                                                                          (22,541)       (22,541)

Reclassification of held-
to-maturity investments to
available-for-sale, net of
deferred income taxes of
$71,531                                                                                 349,240                          349,240

Increase (Decrease) in
unrealized investments
gains or (losses), net
of deferred income taxes
of $321,887                                                                           1,571,567                        1,571,567

Net Income for the year                                                                                   932,587        932,587
                                     -------       ----------       --------         ----------        ----------     ----------
Balance, December 31,1995            250,453       $1,502,718       $269,331         $1,091,181        $5,488,082     $8,351,312

Increase (Decrease) in
unrealized investments
gains or (losses)-net of
deferred income taxes of
$(159,675)                                                                             (847,291)                        (847,291)

Cash Dividends
($.10 per share)                                                                                          (25,045)       (25,045)

Net Income for the nine
months ended Sept.30, 1996                                                                                684,131        684,131
                                     -------       ----------       --------         ----------        ----------     ----------
Balance, September 30, 1996          250,453       $1,502,718       $269,331         $  243,890        $6,147,168     $8,163,107
                                     =======       ==========       ========         ==========        ==========     ==========

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                       CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                     September 30,   September 30,
                                                                                         1996            1995
                                                                                     -------------   -------------
                                                                                              (Unaudited)
Revenues:
      Traditional life and other premiums                                             $ 6,438,001     $ 3,076,914
      Universal life policy charges                                                       437,903         439,960
      Net investment income                                                             1,443,514       1,210,886
      Other income:
         Realized gains (losses) on investments                                             2,661          51,993
         Claims administration fees                                                     1,747,241       1,859,067
         Miscellaneous income                                                              94,112          24,493
                                                                                      -----------     -----------

            Total Revenues                                                             10,163,432       6,663,313

Benefits, Losses and Expenses:
      Benefits, claims, losses and settlement expenses:
         Death and other benefits                                                       1,448,236       1,114,334
         Increase in future policy benefits                                             4,920,923       1,882,990
                                                                                      -----------     -----------

                                                                                        6,369,159       2,997,324
Underwriting, acquisition and insurance expenses:
      Amortization of deferred policy acquisition costs                                   257,262         278,883
      Commissions                                                                         601,039         491,108
      Other Operating expenses                                                          2,048,375       1,744,229
                                                                                      -----------     -----------

                                                                                        2,906,676       2,514,220
                                                                                      -----------     -----------

Income before Income Tax Expense                                                          887,597       1,151,769

Income Tax Expense (Benefit):
      Currently                                                                           207,957         208,902
      Deferred                                                                             (4,491)        (15,688)
                                                                                      -----------     -----------
                                                                                          203,466         193,214
                                                                                      -----------     -----------

         NET INCOME                                                                   $   684,131     $   958,555
                                                                                      ===========     ===========


         NET INCOME PER SHARE                                                         $      2.73     $      3.83
                                                                                      ===========     ===========

         Dividends Paid PER SHARE                                                     $       .10     $       .09
                                                                                      ===========     ===========

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                     September 30,   September 30,
                                                                                         1996           1995
                                                                                     -------------   -------------
                                                                                              (Unaudited)
Operating Activities:
      Net income                                                                       $  684,131         $  958,555

      Adjustments to reconcile net income to net cash
         provided by operating activities:
        (Increase) Decrease in accrued investment income                                  (72,683)           (34,046)
        (Increase) Decrease in accounts receivable and
           agents balances, and reinsurance recoverable                                    59,858            115,752
        Increase (Decrease) in future policy benefits                                   4,946,358          1,991,225
        Increase (Decrease) in accrued claims                                            (100,932)            51,578
        Increase (Decrease) in other policyholders' funds                                 133,586             30,443
        Increase (Decrease) in accrued expenses and other
           liabilities                                                                    (66,833)           (25,702)
        Policy acquisition costs deferred                                                (245,644)          (253,775)
        Amortization of policy acquisition costs                                          257,262            278,883
        Provision for depreciation                                                         62,239             70,183
        Provision for deferred income tax                                                  (4,491)           (15,688)
        Net realized (gains) losses on investments                                         (2,661)           (51,993)
                                                                                       ----------         ----------
           Net Cash Provided(Used) by Operation Activities                              5,650,190          3,115,415

Investing Activities:
        Purchases of investments and loans made                                        (7,394,928)        (8,648,915)
        Sales, maturities and repayments of investments
           and loans                                                                    3,673,365          6,080,715
        Purchase of property and equipment                                                (42,399)           (34,047)
        (Increase) Decrease in short term investments                                  (1,175,245)          (922,438)
                                                                                       ----------         ----------

           Net Cash (Used) by Investing Activities                                     (4,939,207)        (3,524,685)
Financing Activities:

        Dividends to shareholders                                                         (25,045)           (22,541)
                                                                                       ----------         ----------
        Net Cash Provided (Used) by Financing
           Activities                                                                     (25,045)           (22,541)
                                                                                       ----------         ----------

              Increase (Decrease) in Cash                                                 685,938           (431,811)



           Cash at beginning of year                                                      870,166          1,115,876
                                                                                       ----------         ----------
           Cash at end of period                                                       $1,556,104         $  684,065
                                                                                       ==========         ==========

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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE B -- CHANGES IN ACCOUNTING PRINCIPLES AND POLICIES

The amortized cost and estimated market values of the Company's investments are shown on the following page.

Fair values are based on quoted market prices, where available. For securities not actively traded or in the case of private placements, fair values are estimated using values obtained from independent pricing services.


NOTE C -- SUBSEQUENT EVENTS

On October 3, 1996, Southland National Insurance Corporation ("Southland") entered into a Deferred Compensation and Non- Compete Agreement ("Agreement") with William H. Lanford, the President of Southland. The agreement provides for payments to Mr. Lanford for the initial ten-year period following his retirement, of $60,000 per year ($25,000 of which are attributable to Mr. Lanford's covenant not to compete during such period) and, following such ten year period, of $75,000 per year for the remainder of his life, with payments to be made to Mrs. Lanford in the event of Mr. Lanford's death or disability. Southland estimates a liability of approximately $500,000 will be necessary in order to be able to discharge its obligations under the agreement. Exhibit 10(d) ,as filed as a part of this 10QSB, contains the Deferred Compensation and Non-Compete Agreement in its entirety.

          SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                             Tuscaloosa, Alabama
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE B -- Continued



                                                                            Gross                   Gross
                                                 Amortized                Unrealized              Unrealized            Fair
                                                   Cost                    Gains                   Losses               Value
                                            --------------------------------------------------------------------------------------
Available-for-sale securities at
September 30, 1996:

   Fixed maturity securities:

       Corporate bonds                       $ 10,307,774               $  162,886                $  (187,204)        $ 10,283,456
       U. S. Government bonds                   7,928,787                   31,047                   (112,776)           7,847,058
       State and municipal bonds                  752,933                    8,008                     (6,481)             754,460
       Public utility bonds                     2,796,920                   42,602                    (48,364)           2,791,158
       Mortgage-backed bonds                    3,451,279                   46,487                   (131,724)           3,366,042
                                             ------------               ----------                -----------         ------------
                 Total                         25,237,693                  291,030                   (486,549)          25,042,174

   Equity securities:

       Common stock                               421,434                  534,117                    (31,628)             923,923
       Preferred stock                          2,597,660                   36,313                    (49,440)           2,584,533
                                             ------------               ----------                -----------         ------------
                 Total                       $ 28,256,787               $  861,460                $  (567,617)        $ 28,550,630
                                             ============               ==========                ===========         ============

Available-for-sale securities at
December 31, 1995:

   Fixed maturity securities:

       Corporate bonds                       $  9,924,289               $  472,530                $   (24,263)        $ 10,372,556
       U. S. Government bonds                   4,774,146                  112,811                     (1,337)           4,885,620
       State and municipal bonds                  728,160                   30,755                       (677)             758,238
       Public utility bonds                     2,311,433                  141,368                     (3,309)           2,449,492
       Mortgage-backed bonds                    3,141,621                  117,314                    (20,356)           3,238,579
                                             ------------               ----------                -----------         ------------
                 Total                         20,879,649                  874,778                    (49,942)          21,704,485
   Equity securities:

       Common stock                               549,039                  479,001                    (53,931)             974,109
       Preferred stock                          2,952,909                   96,661                    (31,891)           3,017,679
                                             ------------               ----------                -----------         ------------
                 Total                       $ 24,381,597               $1,450,440                $  (135,764)        $ 25,696,273
                                             ============               ==========                ===========         ============

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        FOR THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

The first nine months of 1996 produced a net profit of $684,131 compared to net income of $958,555 for the first nine months of 1995. Although total revenues increased 53%, total expenses increased 68% primarily because of increased costs related to increasing market share as well as future policy benefits and death benefits, resulting in lower profits.

Premium and policy fee revenues for the first nine months of 1996 increased approximately 96% over the first nine months of 1995, due to increased premiums in the pre-need line of business. Second quarter premium revenues increased 45% over the first three months of 1996 due to increased sales as both first year and renewal premium increased. This continued in the third quarter as premium revenues increased 18% over the second quarter and 71% over the first three months of 1996. The increased volume of business also relates to increases in future policy benefits, commissions, and certain expenses.

Revenues attributable to TPA claim administration services provided by SIMA, the Company's wholly owned subsidiary, increased approximately 4% to $545,582 from $526,048 for the nine months of 1996 and 1995, respectively. Claim administration revenues related to the Company's agreement with the Public Education Health Insurance Board ("PEHIP") decreased 10% to $1,201,659 from $1,333,019 for the nine months of 1996 and 1995, respectively, as a result of a new fee structure upon renewal of the contract in October 1995.

Total benefits, losses, and expenses increased approximately 68% to $9,275,835 from $5,511,544 for the first nine months of 1996 and 1995, respectively.
Death and other policy benefits increased 30% while future policy benefits increased 101% and other operating expenses increased 16% as a result of an increased volume of sales. Operating expenses for SIMA increased approximately 28% due primarily to increased marketing activities related to obtaining and keeping market share. Management has made a conscious effort toincrease market share. While this effort has started to result in increased business, expenses in the short run have also increased. The Company has an application to do business pending in North Carolina and South Carolina. These applications are pending approval of the proposed merger of Southwide Life Insurance Corp. and Southland National Insurance Corporation subsequent acquisition by Collateral Investment Corp.

Net investment income increased approximately 19% as cash and invested assets increased 12% for the nine month period from $27,241,903 at December 31, 1995 to $32,828,798 at September 30, 1996, before any adjustment to market value as described in Note B of the Notes to Consolidated Financial Statements of the Company and its subsidiaries, which appear elsewhere herein. Cash flow from operations is adequate to fund current operating needs.

On October 4, 1996, Southland National Insurance Corporation (Southland) signed an agreement providing for the acquisition of Southland by Collateral Investment Corp. (CIC). The acquisition will be accomplished through a merger of Southwide Life, a Birmingham, Alabama-based insurance company subsidiary of CIC, into Southland. Southland will become a wholly owned subsidiary of CIC. In the merger, each of the approximately 250,000 outstanding shares of Southland common stock will be exchanged for $38.00 per share in cash.

           SOUTHLAND NATIONAL INSURANCE CORPORATION AND SUBSIDIARIES
                              Tuscaloosa, Alabama

                                    PART II

ITEM 6

(a) The following exhibits are being filed as exhibits to this report or are incorporated herein by reference, as indicated below.

                                                  Description of Exhibit
                                                  ----------------------
  *      2           Agreement and Plan of Merger among Southland National Insurance Corporation,
                     Southwide Life Insurance Corp., and Collateral Investment Corp., filed as an exhibit to Form 8-K dated October 4, 1996.

  *      3(a)        Articles of Incorporation of the Company, filed as an exhibit to the Company's Annual
                     Report on Form 10-K, for the year ended December 31,1991.

  *      3(b)        Bylaws of the Company, filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1991.

         3(b)(i)     Amendment to Bylaws of the Company regarding indemnification of Officers and Directors, dated
                     September 13, 1996.

  *      3(c)        Articles of Amendment to the Articles of Incorporation of the Company, dated as of July
                     27, 1991, filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended
                     December 31, 1992.

  *      3(d)        Articles of Amendment to the Articles of Incorporation of the Company dated as of May 27,
                     1994, filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                     1994.

  *      10(a)       Peoples Insurance Company Acquisition Letter Agreement dated November 23, 1993, filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31,  1993.

  *      10(b)       Administrative Services Contract dated October 1, 1995, between the Public Education Employees Health
                     Insurance Board and the Company.

         10(d)       Deferred Compensation and Non-Compete Agreement dated October 3, 1996, between William H. Lanford and the Company.

  *      16          Letter from Jamison, Money, Farmer & Co., P.C. regarding change in independent accountants, filed as an exhibit to Form 8-K dated September 8, 1995.

  *      21          List of Subsidiaries of the Company, filed as an exhibit to the Company's Annual Report on Form 10-
                     KSB for the year ended December 31, 1993.

         27          Financial Data Schedule (for SEC use only)

--------------------

*      Incorporated herein by reference.

(b) The Company has filed no current reports on Form 8K during the quarter for which this report is filed.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SOUTHLAND NATIONAL INSURANCE CORPORATION
                                       ----------------------------------------




Date:         11/05/96                      By: /s/ William H. Lanford
      --------------------------                -------------------------------
                                                W.H. Lanford
                                                President




Date:         11/05/96                      By: /s/ Ronald J. Koch
     ---------------------------                -------------------------------
                                                Ronald J. Koch
                                                Secretary